Form 10-Q
period 2014-01-31
Tomichi Creek Outfitters
filed 2014-07-21
CIK 1584693

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-190727

TOMICHI CREEK OUTFITTERS

(Exact name of small business issuer as specified in its charter)

Nevada	46-3052781
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

68798 Highway 50, Sargents, Colorado 81248

(Address of Principal Executive Offices)

(719) 429-4042

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X        No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 16, 2014:   13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes X  No ___

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Item 4.  Control and Procedures

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 1A.  Risk Factors

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Mine Safety Disclosures

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOMICHI CREEK OUTFITTERS

 Financial Statements

Page

Financial Statements:

Condensed Balance Sheets, January 31, 2014 (unaudited) and July 31, 2013 (audited)	5
Condensed Statements of Operations (unaudited), for the three and six month period ended January 31, 2014 and for the period June 25, 2013 (date of inception) to January 31, 2014	6
Condensed Statements of Changes in Stockholders’ Equity (Deficit), for the period June 25, 2013 (date of inception) to January 31, 2014 (unaudited)	7
Condensed Statements of Cash Flows (unaudited), for the six months period ended January 31, 2014 and for the period June 25, 2013 (date of inception) to January 31, 2014	8
Notes to Financial Statements (unaudited)	9

Tomichi Creek Outfitters

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	January 31, 2014	July 31, 2013 (audited)

ASSETS

CURRENT ASSETS
Cash	$2,717	$4,621
TOTAL CURRENT ASSETS	$2,717	$4,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,034	$3,500
Due to Related Party	2,600	100
TOTAL CURRENT LIABILITIES	$6,634	$3,600

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock at July 31, 2013
and January 31, 2014	$10,000	$10,000
Additional Paid in Capital	-	-
Deficit accumulated during the development stage	(13,917)	(8,979)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(3,917)	$1,021
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,717	$4,621

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

			Cumulative results
			from inception
	Three months ended	Six months ended	(June 25, 2013) to
	January 31, 2014	January 31, 2014	January 31, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

General & Administrative	$430	$1,438	$2,117
Professional Fees	1,750	3,500	11,800
Total Expenses	$2,180	$4,938	$13,917

NET LOSS	$(2,180)	$(4,938)	$(13,917)

Provision for Income Tax	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(2,180)	$(4,938)	$(13,917)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$10,000,000	10,000,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

TOMICHI CREEK OUTFITTERS

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

From inception (June 25, 2013) to January 31, 2014

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 25, 2013)	$-	$-	$-	$-	$-

Founder’s shares issued for cash at $0.001
per share on June 27, 2013	8,000,000	$8,000	$-	$-	$8,000

Shares issued for Services at $0.001 On June 27, 2013	2,000,000	$2,000	$-	$-	$2,000

Net loss for the period from inception from inception through July 31, 2013				(8,979)	(8,979)

Balance, July 31, 2013	10,000,000	$10,000	$-	$(8,979)	$1021

Net loss for the period ended January 31, 2014				(4,938)	(4,938)
Balance, January 31, 2014	10,000,000	$10,000	$-	$(13,917)	$(3,917)

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

		Cumulative results
	Six months	from inception
	ended	June 25, 2013 to
	January 31, 2014	January 31, 2014

OPERATING ACTIVITIES
Net loss	$(4,938)	$(13,917)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Accts Payable & Accr Expenses	534	4,034
Shares issued for Services	-	$2,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,404)	$(7,883)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Loans from Related Party	$2,500	2,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,500	$10,600

NET INCREASE (DECREASE) IN CASH	$(1,904)	$2,717

CASH, BEGINNING OF PERIOD	$4,621	$-

CASH, END OF PERIOD	$2,717	$2,717

Supplemental cash flow information and noncash financing activities:
Cash paid for:

Common Shares Issued for Services	$-	$2,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

January 31, 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Tomichi Creek Outfitters was formed in the state of Nevada on June 25, 2013 and its year-end is July 31.  We are a development stage company with a plan of operation to provide clients with a once in a lifetime experience to harvest a big game animal or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado, which is approximately four hours southwest from Denver.  We are nestled just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks.  This territory is remote yet accessible and rich with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Tomichi Creek Outfitters has access to over 500,000 acres of private land which is located adjacent to approximately 42 square miles of public land.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements.  The results of operations for the period ended January 31, 2014 are not necessarily indicative of the operating results for a full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended January 31, 2014, the Company had no operations. As of January 31, 2014 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations and statements of cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Advertising

Advertising costs are expensed as incurred.  As of January 31, 2014 and July 31, 2013, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the CEO at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company will be adopting this standard in future filings.

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 4 - RELATED  PARTY TRANSACTIONS

At January 31, 2014 and July 31, 2013, the President has loaned the Company $2,600 and $100, respectively.  The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both January 31, 2014 and July 31, 2013, 10,000,000 common shares are issued and outstanding.

On June 27, 2013, the Company issued 8,000,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,000.

On June 27, 2013, the Company issued 2,000,000 shares for services provided since inception.  These shares were issued at par value ($0.001 per share) for services valued at $2,000.

As of January 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Tomichi Creek Outfitters’ received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on February 3, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.  The Company closed its offering on July 3, 2014 and raised $30,000 by placing 3,000,000 through its offering.

Management has evaluated subsequent events through July 16, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Tomichi Creek Outfitters for the period ended January 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Tomichi Creek Outfitters, Financial information provided in this Form 10-Q, for periods subsequent to January 31, 2014, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

We are a development stage company with a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver.  We are located just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks.  This territory is remote yet accessible with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.

We plan to complete our milestones as of our offering closing date of July 3, 2014:

0- 3 MONTHS

We have budgeted $1,000 in the Website Development line item in the “Use of Proceeds” section to place an initial deposit with a web designer.   We have not yet identified a web designer for further developing our website.  We expect to complete our due diligence and place a deposit with a web designer to enhance our efforts to date.  The Company has budgeted $2,000 as a deposit for Sales and Marketing material including brochures and flyers that we plan to initiate during this timeframe.  We have budgeted $1,800 in Licensing Fees line item in the “Use of Proceeds” section for the Security Bond, liability insurance and the Commercial Recreation Permit fee.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,500.  Our overall goal for this timeframe is to finalize our corporate planned structure for the next twelve months.  During this timeframe we specifically want to direct efforts to upgrading the content of our website and tie in our planned marketing efforts.

4-6 MONTHS

The Company plans to finalize the web site development and implementation at an additional cost of $500.  This amount is allocated for in the Website Development line item in the “Use of Proceeds” section.  The Company also plans to finalize the marketing and promotional material and we have budgeted $2,000 in the Sales and Marketing line item for this cost.  During this timeframe we plan to have our due diligence complete for the outdoor shows and expositions we plan to attend during the next nine months.  We plan to place deposits for booth space to attend the shows and we have budgeted $1,500 in the Convention and Exposition Fees line item in the “Use of Proceeds” section.  During this period we expect to incur $1,500 in accounting and audit fees to remain in compliance with governmental and regulatory agencies.  In addition, we have budgeted $750 in the Legal and Professional line item for any legal issues we may incur.  Our overall goal for this timeframe is to initiate our overall marketing strategy as each component we plan to have finalized including our website, marketing material, and the conventions and expositions we plan to attend.

7-9 MONTHS

We have budgeted $1,500 in the Convention and Exposition Fees line item in the “Use of Proceeds” section as we plan to start attending the outdoor shows previously booked.  An amount of $1,500 is budgeted in the Sales and Marketing line item in the “Use of Proceeds” section for additional marketing efforts which may include search engines or direct marketing efforts.  During this period we expect to incur $1,500 in accounting and audit fees to remain in compliance with governmental and regulatory agencies.   During this quarter we plan to start generating revenue from our services.

10-12 MONTHS

By the fourth quarter of operations, we hope to have generated sufficient revenues to sustain operations.  During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness.  This review of our operations to date will allow the Company to make the necessary adjustments and changes to further the growth of the Company.  In addition, this review will provide valuable information for finalizing our two-year overall business plan with emphasis on expanding our services.  The Company has budgeted $2,060 in the Sales and Marketing line item for continuing our marketing and promoting efforts.  During this period we expect to incur $3,500 in accounting and audit fees to remain in compliance with governmental and regulatory agencies. In addition, we have budgeted $750 in the Legal and Professional line item for any legal expense we may incur.

Results of Operations

The six month period ended January 31, 2014

The Company did not have any operating income for quarter ended January 31, 2014. For the period from inception, June 25, 2013 to the quarter ended January 31, 2014, the registrant recognized a net loss of $13,917. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  Tomichi Creek Outfitters’ received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on February 3, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.

Tomichi Creek Outfitters closed its offering on July 3, 2014 and raised $30,000 by placing 3,000,000 through its offering.

Management has been successful in raising $30,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of July 16, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of January 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

    31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

    31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

    101 Interactive Data files pursuant to Regulation S-T

(b)    Reports on Form 8-K

    None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMICHI CREEK OUTFITTERS

Date: July 16, 2014

/s/ Jeremy Gindro

Jeremy Gindro

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director