Form 10-Q
period 2014-04-30
Tomichi Creek Outfitters
filed 2014-07-22
CIK 1584693

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 17, 2014:   13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [  ]

Transitional Small Business Disclosure Format (Check One) Yes [  ]  No [X]

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

    Item 3. Defaults Upon Senior Securities

    Item 4. Mine Safety Disclosures

    Item 5. Other Information

    Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TOMICHI CREEK OUTFITTERS

 Financial Statements

Page
Financial Statements:
Condensed Balance Sheets, April 30, 2014 (unaudited) and July 31, 2013 (audited)	5
Condensed Statements of Operations (unaudited), for the three, and nine month period ended April 30, 2014 and for the period June 25, 2013 (date of inception) to April 30, 2014	6
Condensed Statements of Changes in Stockholders’ Equity (Deficit), for the period June 25, 2013 (date of inception) to April 30, 2014 (unaudited)	7
Condensed Statements of Cash Flows (unaudited), for the nine months period ended April 30, 2014 and for the period June 25, 2013 (date of inception) to April 30, 2014	8
Notes to Financial Statements (unaudited)	9

Tomichi Creek Outfitters

(A Development Stage Company)

CONDENSED BALANCE SHEETS

Unaudited

	April 30, 2014	July 31, 2013 (audited)

ASSETS

CURRENT ASSETS
Cash	$2,183	$4,621
TOTAL CURRENT ASSETS	$2,183	$4,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,250	$3,500
Due to Related Party	2,600	100
TOTAL CURRENT LIABILITIES	$7,850	$3,600

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock at July 31, 2013
and April 30, 2014	$10,000	$10,000
Additional Paid in Capital	-	-
Deficit accumulated during the development stage	(15,667)	(8,979)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(5,667)	$1,021
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,183	$4,621

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

			Cumulative results
			from inception
	Three months ended	Nine months ended	(June 25, 2013) to
	April 30, 2014	April 30, 2014	April 30, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

General & Administrative	$-	$1,438	$2,117
Professional Fees	1,750	5,250	13,550
Total Expenses	$1,750	$6,688	$15,667

NET LOSS	$(1,750)	$(6,688)	$(15,667)

Provision for Income Tax	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(1,750)	$(6,688)	$(15,667)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$10,000,000	10,000,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

TOMICHI CREEK OUTFITTERS

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

From inception (June 25, 2013) to April 30, 2014

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 25, 2013)	$-	$-	$-	$-	$-

Founder’s shares issued for cash at $0.001
per share on June 27, 2013	8,000,000	$8,000	$-	$-	$8,000

Shares issued for Services at $0.001 On June 27, 2013	2,000,000	$2,000	$-	$-	$2,000

Net loss for the period from inception from inception through July 31, 2013				(8,979)	(8,979)

Balance, July 31, 2013	10,000,000	$10,000	$-	$(8,979)	$1021

Net loss for the period ended April 30, 2014				(6,688)	(6,688)
Balance, April 30, 2014	10,000,000	$10,000	$-	$(15,667)	$(5,667)

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

		Cumulative results
	Nine months	from inception
	ended	June 25, 2013 to
	April 30, 2014	April 30, 2014

OPERATING ACTIVITIES
Net loss	$(6,688)	$(15,667)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Accts Payable & Accr Expenses	1,750	5,250
Shares issued for Services	-	$2,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,938)	$(8,417)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,000
Loans from Related Party	$2,500	2,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,500	$10,600

NET INCREASE (DECREASE) IN CASH	$(2,438)	$2,183

CASH, BEGINNING OF PERIOD	$4,621	$-

CASH, END OF PERIOD	$2,183	$2,183

Supplemental cash flow information and noncash financing activities:
Cash paid for:

Common Shares Issued for Services	$-	$2,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

(A Development Stage Company)

Notes to the Unaudited Condensed Interim Financial Statements

April 30, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2013 audited financial statements.  The results of operations for the period ended April 30, 2014 are not necessarily indicative of the operating results for a full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended April 30, 2014, the Company had no operations. As of April 30, 2014 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2014 and July 31, 2013, no advertising costs have been incurred.

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

NOTE 4 - RELATED  PARTY TRANSACTIONS

At April 30, 2014 and July 31, 2013, the President has loaned the Company $2,600 and $100, respectively.  The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both April 30, 2014 and July 31, 2013, 10,000,000 common shares are issued and outstanding.

On June 27, 2013, the Company issued 8,000,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,000.

On June 27, 2013, the Company issued 2,000,000 shares for services provided since inception.  These shares were issued at par value ($0.001 per share) for services valued at $2,000.

As of April 30, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Tomichi Creek Outfitters’ received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on February 3, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.  The Company closed its offering on July 3, 2014 and raised $30,000 by placing 3,000,000 through its offering.

Management has evaluated subsequent events through July 17, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Tomichi Creek Outfitters for the period ended April 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Tomichi Creek Outfitters, Financial information provided in this Form 10-Q, for periods subsequent to April 30, 2014, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations

The nine months period ended April 30, 2014

The Company did not have any operating income for quarter ended April 30, 2014. For the period from inception, June 25, 2013 to the quarter ended April 30, 2014, the registrant recognized a net loss of $15,667. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of July 17, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 30, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 17, 2014

/s/ Jeremy Gindro

Jeremy Gindro

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director