Form 10-K
period 2014-07-31
Tomichi Creek Outfitters
filed 2014-10-29
CIK 1584693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

Commission file number: 333-190727

Tomichi Creek Outfitters
(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3052781
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68798 Highway 50, Sargents, Colorado 81248
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (719) 429-4042

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ]  No [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X ]

          For the year ended July 31, 2014, the issuer had no revenues.

         As of September 11, 2014 the company was traded on the OTCBB under the symbol TCKF.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of October 27, 2014 was 13,000,000 shares.

Tomichi Creek Outfitters

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

  Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Tomichi Creek Outfitters

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Tomichi Creek Outfitters was incorporated in the State of Nevada on June 25, 2013 under the same name. Since inception, Tomichi Creek Outfitters has not generated revenues and has accumulated losses from inception (June 25, 2013) in the amount of $29,808 as of audit date July 31, 2014.  Tomichi Creek Outfitters has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Tomichi Creek Outfitters has yet to commence principle planned operations; Tomichi Creek Outfitters has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Tomichi Creek Outfitter’s administrative office is located at 68798 Highway 50, Sargents, Colorado 81248.

Tomichi Creek Outfitter’s fiscal year end is July 31.

Business Overview

Tomichi Creek Outfitters was formed in the state of Nevada on June 25, 2013.  We are a development stage company with a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver.  We are located just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks.  This territory is remote yet accessible with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Tomichi Creek Outfitter’s primary business is offering professionally guided Elk or Deer animal hunts.  This area of the country is home to trophy size Elk and Mule Deer.  Our secondary business includes offering guided scenic tours.  Every season offers an opportunity to view diverse wildlife and scenic views for every season of the year.  We plan to offer guided options in addition to providing maps and information on where clients can locate what they are interested in if they wish to trek on their own.

Current management is comprised of Jeremy Gindro, CEO and President.  Mr. Gindro distributes the necessary time toward the everyday operations and forward movement of the corporation.  Mr. Gindro’s responsibilities include acting as the company’s director of operations, as well as determining the overall planning and direction of our Company.

ITEM 1A.  RISK FACTORS.

ASSOCIATED WITH OUR COMPANY:

JEREMY GINDRO, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 15 HOURS PER WEEK TO COMPANY MATTERS.

Our business plan does not provide for the hiring of any additional employees and may never generate enough revenue to support the hiring of additional employees.  Therefore, the responsibility of developing and furthering the company's business, and fulfilling the reporting requirements of a public company all fall upon Jeremy Gindro. Now that our offering is closed; Mr. Gindro plans to spend the necessary time to finalize business development, direct the marketing campaign, and oversee the primary operations of the business.

MR. GINDRO DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.

While Mr. Gindro has minimal business experience including management and he does not have experience in a public company setting, including not having serves as a principal accounting officer or principal financial officer. The Company’s needs could exceed the amount of time or level of experience he may have.  This could result in his inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

MR. GINDRO IS INVOLVED IN OTHER BUSINESS ACTIVITIES WHICH MAY POTENTIALLY RESULT IN A CONFLICT OF INTEREST.

We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Gindro’s other business activities are limited to being employed as a Supervisor working for a construction company.  His responsibilities include operating heavy machinery to dig foundations, septic tanks, and underground utilities lines and piping for residential properties.  Mr. Gindro is also instrumental in procuring new business for the Company and supervising all phases of the rough build-out of single family structures.  In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on June 25, 2013; we have not yet commenced our full-scale business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares in the Company.

OUR PRINCIPAL SHAREHOLDERS MAY CAUSE TOMICHI CREEK OUTFITTERS TO ISSUE ADDITIONAL SHARES TO FUND THE BUSINESS AND THEREBY DILUTE THE HOLDINGS OF ANY CURRENT SHAREHOLDERS.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS AUDITOR’S GOING CONCERN

As shown in the financial statements accompanying this filing, Tomichi Creek Outfitters has had no revenues to date and has incurred only losses since its inception.  The Company has had no operations and has been issued a “going concern” opinion from our Independent Auditors, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.  As of audit date July 31, 2013 the Company has $23,063 cash on hand.  We have budgeted this cash for the Company to meet its obligations for approximately the next nine months.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS RECEIVED FROM OUR OFFERING.

Tomichi Creek Outfitters has limited capital resources. To date, the Company has funded its operations from funds provided by our President and funds received from our offering.  The Company has not generated any cash from operations.  Unless Tomichi Creek Outfitters begins to generate sufficient revenues to finance operations as a going concern, Tomichi Creek Outfitters may experience liquidity and solvency problems.  Such liquidity and solvency problems may force Tomichi Creek Outfitters to cease operations if additional financing is not available.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES.

We have not generated any revenue to date from operations. In order for us to continue with our plans and operating our business the timing of the completion of the milestones is vital for generating revenues.  There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKET’S ACCEPTANCE OF OUR PLANNED SERVICES. IF THE OUTDOORS ENTHUISASTS MARKET DOES NOT FIND OUR SERVICES DESIRABLE AND WE CANNOT ATTRACT CLIENTS, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer big game guided hunts and viewing tour services that the market accepts and is willing to utilize is critically important to our success. We cannot be certain that the services we offer will be accepted by the marketplace.  As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we offer alternative services or alter our services and marketing efforts and pursue alternative or complementing revenue generating services.

THE LOSS OF THE SERVICES OF JEREMY GINDRO COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Jeremy Gindro. If he were unable to perform his services, this loss of his capabilities could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another qualified individual.  The loss of his services could result in a loss of revenues, which could result in a reduction of the value of shares of the Company.

THE OUTFITTERS MARKETPLACE IS HIGHLY COMPETITIVE.  IF WE CANNOT DEVELOP AND PROMOTE CONFIDENCE IN OUR COMPANY THAT THE MARKET AND INDIVIDUALS ARE WILLING TO ACCEPT, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY AND OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

Tomichi Creek Outfitters has many potential competitors in the outfitters marketplace.  We acknowledge that our competition is competent, experienced, and they have greater financial, and marketing resources than we do at the present. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the development, promotion, and marketing of their services than are available to us.

Some of Tomichi Creek Outfitters’ competitors may also offer a wider range of services and have greater name recognition.  They have greater customer loyalty bases and these competitors may be able to respond more quickly to new or changing opportunities.  In addition, our competitors may be able to undertake more extensive promotional activities, and adopt more aggressive advertising campaigns than Tomichi Creek Outfitters at the present.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 68798 Highway 50, Sargents, Colorado 81248 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of September 11, 2014 the company was traded on the OTCBB under the symbol TCKF.

(b) Holders. As of October 27, 2014, there were 44 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

Tomichi Creek Outfitters closed its offering on July 3, 2014 and raised $30,000 by placing 3,000,000 through its offering.  The funds from the offering are budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.

Tomichi Creek Outfitters was formed in the state of Nevada on June 25, 2013.  We are a development stage company with a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver.  We are located just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks.  This territory is remote yet accessible with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Tomichi Creek Outfitter’s primary business is offering professionally guided Elk or Deer animal hunts.  This area of the country is home to trophy size Elk and Mule Deer.  Our secondary business includes offering guided scenic tours.  Every season offers an opportunity to view diverse wildlife and scenic views for every season of the year.  We plan to offer guided options in addition to providing maps and information on where clients can locate what they are interested in if they wish to trek on their own.

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

Note: The Company’s planned milestones are based on quarters following the closing of the offering.

(ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $38,787 from the date of inception (June 25, 2013) until the year end July 31, 2014.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far utilizing the proceeds raised in our offering which we closed on July 3, 2014 by placing 3,000,000 through our offering, for gross proceeds of $30,000.

Tomichi Creek Outfitter’s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on February 3, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.

As of July 31, 2014, the Company incurred a loss in the amount of $38,787. The loss is a result of organizational expenses and expenses associated with implementing our business plan. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 200,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2014.

Off-Balance Sheet Arrangements

As of July 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.   Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, in this case cash, accounts payable and amounts due to stockholder. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of July 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(d) Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow these implementations.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of July 31, 2014:

Name	Age	Title
Jeremy Gindro	24	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Jeremy Gindro - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

From September 1, 2005 through Present, Mr. Gindro has been a big game guide for individuals and groups of hunters.  From May 2008 through Present, Mr. Gindro is employed as a Supervisor working for Jim Gindro Construction, Pueblo, Colorado.  His responsibilities include operating heavy machinery including back hoes and bobcats to dig foundations for new homes, septic tanks, and underground utilities lines and piping for new and existing homes. Mr. Gindro is also instrumental in procuring new business for the Company and supervising all phases of the rough build-out of single family structures.

Mr. Gindro has not held any previous directorships in the past five years.

Mr. Gindro has not been involved in any legal proceedings in the past ten years.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended July 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Jeremy Gindro is an officer and a director.  Mr. Gindro does not receive any regular compensation for his services rendered on our behalf. Mr. Gindro did not receive any compensation during the year ended July 31, 2014.

No officer or director is required to make any specific amount or percentage of her business time available to us.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 31, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial	Currently
Class	Owner of Shares (1)	Ownership (2)	Outstanding

Common	Jeremy Gindro (1)	10,000,000	76.9%
	President, Chief Executive Officer,
	Chief Financial Officer, Secretary,
	Treasurer, and Director

	All officers and Directors as a Group	10,000,000	76.9%

1.  The address of our executive officer, director and beneficial owner c/o Tomichi Creek Outfitters 68798 Highway 50, Sargents, Colorado 81248.

2.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of July 31, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Jeremy Gindro. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING  FEES AND SERVICES.

Messineo & Co., CPAs, LLC (“M&Co”) are our current independent registered public accounting firm.

Audit Fees

Aggregate audit fees billed by M&Co for the year ended July 31, 2014 and 2013, including quarterly reviews was $8,500 and $3,500, resspectively.

Audit-Related Fees

Aggregate audit-related fees billed by M&Co totaled $0 and $0, for the years ending July 31, 2014 and 2013, respectively.

Tax Fees

Aggregate tax fees billed by M&Co totaled $0 and $0, for the years ending July 31, 2014 and 2013, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.  Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at July 31, 2014 and July 31, 2013

•

Statements of Operations for the year ended July 31, 2014 and for the cumulative periods from June 25, 2013 (Inception) to July 31, 2013 and 2014

•

Statements of Changes in Shareholders’ Equity for the period from June 25, 2013 (Date of Inception)  to July 31, 2014

•

Statements of Cash Flows for the year ended July 31, 2014 and for the cumulative periods from June 25, 2013 (Date of Inception) to July 31, 2013 and 2014

•

Notes to Financial Statements

2.  Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tomichi Creek Outfitters

Date: October 27, 2014
By: /s/ Jeremy Gindro
Jeremy Gindro, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 27, 2014
By: /s/ Jeremy Gindro
Jeremy Gindro, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: October 27, 2014
By: /s/ Jeremy Gindro
Jeremy Gindro, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tomichi Creek Outfitters

We have audited the accompanying balance sheets of Tomichi Creek Outfitters (the "Company"), a development stage entity, as of July 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the year ending July 31, 2014 and the periods from June 25, 2013 (date of inception) through July 31, 2013 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tomichi Creek Outfitters as of July 31, 2014 and 2013 and the results of its operations and its cash flows for the year ending July 31, 2014 and the periods from June 25, 2013 (date of inception) through July 31, 2013 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a losses, has not generated revenue, has not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Messineo & Co., CPAs, LLC

Clearwater, Florida

October 24, 2014

Tomichi Creek Outfitters
Balance Sheets

	July 31,	July 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$23,063	$4,621
Total Current Assets	23,063	4,621

TOTAL ASSETS	$23,063	$4,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$19,250	$3,500
Due to related parties	2,600	100
Total Current Liabilities	21,850	3,600

TOTAL LIABILITIES	21,850	3,600

Stockholders' Equity
Common stock: 200,000,000 authorized; $0.001 par value
13,000,000 and 10,000,000 shares issued and outstanding	13,000	10,000
Additional paid in capital	27,000	-
Accumulated deficit in development stage	(38,787)	(8,979)
Total Stockholders' Equity	1,213	1,021

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,063	$4,621

See auditor's report and notes to the audited financial statements

Tomichi Creek Outfitters
Statements of Operations

	For the	For the Period from June 25, 2013
	Year Ended	(date of Inception) through
	July 31,	July 31,
	2014	2013	2014

Revenues	$-	$-	$-

Operating Expenses
Professional	12,250	6,300	18,550
General and administration	17,558	2,679	20,237
Total operating expenses	29,808	8,979	38,787

Net loss from operations	(29,808)	(8,979)	(38,787)

Other income (expense)
Total other income (expense)	-	-	-

Net loss before taxes	(29,808)	(8,979)	(38,787)

Income tax benefit	-	-	-

Net loss	$(29,808)	$(8,979)	$(38,787)

Other comprehensive income (loss)	-	-

Comprehensive Loss	$(29,808)	$(8,979)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	10,238,356	10,000,000

See auditor's report and notes to the audited financial statements

TOMICHI CREEK OUTFITTERS STATEMENTS OF STOCKHOLDERS' EQUITY
From inception (June 25, 2013) to July 31, 2014

	Common Stock
	Number of shares	Amount	Additional Paid-In Capital	Deficit accumulated during the Development Stage	Total

Inception June 25, 2013	-	$-	$-	$-	$-
Founder’s shares issued for cash at $0.001 per share on June 27, 2013	8,000,000	8,000	-	-	8,000
Shares issued for Services at $0.001 per shares on June 27, 2013	2,000,000	2,000	-	-	2,000
Net loss for the period from inception from inception through July 31, 2013	-	-	-	(8,979)	(8,979)
Balance, July 31, 2013	10,000,000	$10,000	$-	$(8,979)	$1,021
Shares issued for cash, July 18, 2014 at $0.01 per share	3,000,000	3,000	27,000	-	30,000
Net loss for the year ended July 31, 2014	-	-	-	(29,808)	(29,808)
Balance, July 31, 2014	13,000,000	$13,000	$27,000	$(38,787)	$1,213

See auditor's report and notes to the audited financial statements

Tomichi Creek Outfitters
Statements of Cash Flows

		For the Period from June 25, 2013
	Year Ended	(date of Inception) through
	July 31,	July 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,808)	$(8,979)	$(38,787)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	-	2,000	2,000
Changes in operating assets and liabilities:
Accounts payable	15,750	3,500	19,250
Total adjustments	15,750	5,500	21,250
Net Cash Provided By (Used in) Operating Activities	(14,058)	(3,479)	(17,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	2,500	100	2,600
Proceeds from issuance of stock	30,000	8,000	38,000
Net Cash Provided By (Used in) Financing Activities	32,500	8,100	40,600

Net increase (decrease) in cash and cash equivalents	18,442	4,621	23,063
Cash and cash equivalents, beginning of period	4,621	-	-
Cash and cash equivalents, end of period	$23,063	$4,621	$23,063

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See auditor's report and notes to the audited financial statements

TOMICHI CREEK OUTFITTERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Tomichi Creek Outfitters was formed in the state of Nevada on June 25, 2013 and its year-end is July 31.  We have a plan of operation to provide clients with a once in a lifetime experience to harvest a big game animal or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado, which is approximately four hours southwest from Denver.  We are nestled just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks.  This territory is remote yet accessible and rich with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Tomichi Creek Outfitters has access to over 500,000 acres of private land which is located adjacent to approximately 42 square miles of public land.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2014, the Company had no operations. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, statements of stockholders’ equity, and statements of cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and payables due to related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Advertising

Advertising costs are expensed as incurred.  As of July 31, 2014 and July 31, 2013, no advertising costs have been incurred.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 4 - RELATED  PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.  At July 31, 2014 and July 31, 2013, the President has loaned the Company $2,600 and $100, respectively.  The loans are payable on demand and carry no interest.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its key employees, including the controlling shareholder who is an officer of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At July 31, 2014 and July 31, 2013, the Company had 13,000,000 and 10,000,000 common shares issued and outstanding, respectively.

On June 27, 2013, the Company issued 8,000,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,000.

On June 27, 2013, the Company issued 2,000,000 shares for services provided since inception.  These shares were issued at par value ($0.001 per share) for services valued at $2,000.

The Company filed a Prospectus as part of its Registration Statement on Form S-1 which registered a total of 3,000,000 shares of its common stock at $0.01 per share, all of which were offered by the Company.  The Company sought to raise $30,000 under the Offering.  That Prospectus was declared effective on February 4, 2014.  The Company closed its Offering on July 3, 2014 and will not sell any additional shares under that Prospectus. The Company sold 3,000,000 shares under the Prospectus, raising a total of $30,000.

As of July 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.