Form 10-Q
period 2014-10-31
Tomichi Creek Outfitters
filed 2014-12-15
CIK 1584693

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]  Large accelerated filer

[ ]  Accelerated filer

[ ]  Non-accelerated filer

[X]  Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 11, 2014:   13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes __  No X

Transitional Small Business Disclosure Format (Check One) Yes ___ No X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Control and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 1A.  Risk Factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1.  FINANCIAL STATEMENTS

TOMICHI CREEK OUTFITTERS

 Financial Statements

Page
Financial Statements:
Condensed Balance Sheets, October 31, 2014 (unaudited) and July 31, 2014 (audited)	5
Condensed Statements of Operations (unaudited), for the three month period ended October 31, 2014 and 2013	6
Condensed Statements of Cash Flows (unaudited), for the three months period ended October 31, 2014 and 2013	7
Notes to Financial Statements (unaudited)	8

Tomichi Creek Outfitters

CONDENSED BALANCE SHEETS

	October 31, 2014	July 31, 2014
		(Audited)
ASSETS
Current Assets
Cash	$8,282	$23,063
Total Current Assets	$8,282	$23,063
TOTAL ASSETS	$8,282	$23,063
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable & Accrued Expenses	$6,700	$19,250
Due to Related Party	$2,600	$2,600
Total Current Liabilities	$9,300	$21,850
TOTAL LIABILITIES	$9,300	$21,850
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
200,000,000 shares at $0.001
Issued and Outstanding
13,000,000 Common Shares at October 31, 2014 & July 31, 2014	$13,000	$13,000
Additional Paid In Capital	$27,000	$27,000
Deficit Accumulated During the Development Stage	$(41,018)	$(38,787)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(1,018)	$1,213
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,282	$23,063

The auditors’ report and accompanying notes are an integral part of these financial statements

Tomichi Creek Outfitters

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended October 31,
	2014	2013

REVENUE	$-	$-

EXPENSES
General & Admin	481	1,008
Professional Fees	1,750	1,750
Total Expenses	2,231	2,758

Provision for Income Taxes	-	-
NET LOSS	$(2,231)	$(2,758)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,000,000	10,000,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3-months ended October 31, 2014	3-months ended October 31, 2013

OPERATING ACTIVITIES
Net loss	$(2,231)	$(2,758)
Adjustments to reconcile Net Income to net cash provided by operations:
Increase (decrease)in AP & Accrued Expenses	(12,550)	(1,386)
Net cash provided by Operating Activities	(14,781)	(4,144)

Net increase/decrease in Cash for period	(14,781)	(4,144)
Cash at beginning of period	23,063	4,621
Cash at end of period	$8,282	$477

Supplemental Cash Flow Information and noncash Financing Activities:
Cash Paid For:
Interest	$-	$-
Taxes	$-	$-

The auditors’ report and accompanying notes are an integral part of these financial statements.

Tomichi Creek Outfitters

Notes to the Unaudited Condensed Interim Financial Statements

October 31, 2014

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended October 31, 2014, the Company had no operations. As of October 31, 2014 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2014 audited financial statements in Form 10-K.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Advertising

Advertising costs are expensed as incurred.  As of October 31, 2014 and July 31, 2014, no advertising costs have been incurred.

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

NOTE 4 - RELATED  PARTY TRANSACTIONS

At October 31, 2014 and July 31, 2014, the President has loaned the Company $2,600 and $2,600, respectively.  The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both October 31, 2014 and July 31, 2014, 13,000,000 common shares are issued and outstanding.

On June 27, 2013, the Company issued 8,000,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,000.

On June 27, 2013, the Company issued 2,000,000 shares for services provided since inception.  These shares were issued at par value ($0.001 per share) for services valued at $2,000.

During the quarter ended July 31, 2014, the Company issued 3,000,000 common shares to multiple shareholders for cash at $0.01 per share for total cash of $30,000.

As of October 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 11, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Tomichi Creek Outfitters for the period ended October 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Tomichi Creek Outfitters, Financial information provided in this Form 10-Q, for periods subsequent to October 31, 2014, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations

The three months period ended October 31, 2014 and 2013

The Company did not have any operating revenue for quarter ended October 31, 2014 and 2013. The Company incurred operating expenses of $2,231 and $2,758 for quarter ended October 31, 2014 and 2013, respectively. Expenses for the periods presented were comprised of costs mainly associated with legal, accounting and office, primarily for the continued regulatory reporting requirements.

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

Tomichi Creek Outfitters closed its offering on July 3, 2014 and raised $30,000 by placing 3,000,000 common shares through its offering.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of December 11, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of December 11, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended December 11, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 15, 2014

/s/ Jeremy Gindro

Jeremy Gindro

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director