Form 10-Q
period 2015-01-31
Tomichi Creek Outfitters
filed 2015-03-19
CIK 1584693

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 16 2015:   13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]   No [X]

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

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Mine Safety Disclosures

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOMICHI CREEK OUTFITTERS

Financial Statements

Tomichi Creek Outfitters

Balance Sheets

	January 31, 2015	July 31, 2014
		(Audited)
ASSETS
Current Assets
Cash	$6,207	$23,063
Total Current Assets	6,207	23,063
TOTAL ASSETS	$6,207	$23,063

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
A/P & Accrued Expenses	$12,475	$19,250
Due to Related Party	2,600	2,600
Total Current Liabilities	15,075	21,850
TOTAL LIABILITIES	15,075	21,850

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 200,000,000 shares at $0.001 Issued and Outstanding 13,000,000 Common Shares at October 31, 2014 & July 31, 2014	13,000	13,000
Additional Paid In Capital	27,000	27,000
Deficit Accumulated During the Development Stage	(48,868)	(38,787)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,868)	1,213
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$6,207	$23,063

The accompanying footnotes are an integral part of these financial statements.

Tomichi Creek Outfitters

Statements of Operations

	3-months ended January 31, 2015	3-months ended January 31, 2014	6-months ended January 31, 2015	6-months ended January 31, 2014

REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
General & Admin	450	430	931	1,438
Professional Fees	4,900	1,750	9,150	3,500
Total Expenses	$5,350	$2,180	$10,081	$4,938

Provision for Income Taxes	$-	$-	$-	$-
NET LOSS	$(5,350)	$(2,180)	$(10,081)	$(4,938)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,000,000	10,000,000	13,000,000	10,000,000

The accompanying footnotes are an integral part of these financial statements.

Tomichi Creek Outfitters

Statements of Cash Flows

	6-months ended January 31, 2015	6-months ended January 31, 2014

OPERATING ACTIVITIES
Net Income	$(10,081)	$(4,938)
Adjustments to reconcile Net Income to net cash provided by operations:
Increase (decrease)in AP & Accrued Expenses	(6,775)	534
Net cash provided by Operating Activities	$(16,856)	$(4,404)

FINANCING ACTIVITIES
Loans from Shareholders	-	2,500
Net cash provided by Financing Activities	-	2,500

Net increase/decrease in Cash for period	$(16,856)	$(1,904)
Cash at beginning of period	23,063	4,621
Cash at end of period	$6,207	$2,717

Supplemental Cash Flow Information and noncash Financing Activities:
Cash Paid For:
Interest	$-	$-
Taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

Tomichi Creek Outfitters

Notes to the Unaudited Condensed Interim Financial Statements

January 31, 2015

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended January 31, 2015, the Company had no operations. As of January 31, 2015 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations and statements of cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on Form 10-K.

Advertising

Advertising costs are expensed as incurred.  As of January 31, 2015 and July 31, 2014, no advertising costs have been incurred.

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

NOTE 4 - RELATED  PARTY TRANSACTIONS

At January 31, 2015 and July 31, 2014, the President has loaned the Company $2,600 and $2,600, respectively.  The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both January 31, 2015 and July 31, 2014, 13,000,000 common shares are issued and outstanding.

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

As of January 31, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 16, 2015, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure, except as follows:

Effective February 27, 2015 Jeremy Gindro resigned as Chief Executive Officer, President, Secretary, Treasurer and Director. Effective February 27, 2015, Amber Wick was appointed to the board of directors. Effective February 27, 2015, Amber Wick was appointed as Chief Executive Officer, Secretary, and Treasurer.  Wick will serve in these positions until the next regularly scheduled elections.

On March 2, 2015, the registrant entered into a Business Acquisition Agreement under which the registrant acquired the business and assets of Grasshopper Staffing in exchange for $82,500 represented by 250,000 shares of common stock. The assets purchased include the logo and website, office supplies and office furniture.

Grasshopper Staffing was founded in 2015 by Wick, Melanie Osterman, Barbara Ianne, and Cheryl Zanotelli, as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Staffing is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Staffing specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Tomichi Creek Outfitters for the period ended January 31, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Tomichi Creek Outfitters, Financial information provided in this Form 10-Q, for periods subsequent to January 31, 2015, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

On March 2, 2015, the registrant entered into a Business Acquisition Agreement under which the registrant acquired the business and assets of Grasshopper Staffing in exchange for $82,500 represented by 250,000 shares of common stock.    The assets purchased include the logo and website, office supplies and office furniture.

Grasshopper Staffing was founded in 2015 by Amber Wick, Melanie Osterman, Barbara Ianne, and Cheryl Zanotelli, as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Staffing is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Staffing specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

Results of Operations

The three and six month periods ended January 31, 2015 and 2014

The Company did not have any operating income for three and six month period ended January 31, 2015. For the three and six month periods ended January 31, 2015 and 2014, the registrant recognized a net loss of $5,350, $2,180, $10,081 and $4,938, respectively. Expenses for the year were comprised of costs mainly associated with professional fees, general and administrative expenses, accounting and office in fulfillment of compliance reporting of the public entity.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of March 16, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of January 31, 2015, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101 Interactive Data files pursuant to Regulation S-T

(b)

Reports on Form 8-K

On March 3, 2015 an 8-K was filed regarding notice of Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer.

On March 5, 2015 an 8-K was filed regarding notice of Entry into a Material Definitive Agreement.  On March 2, 2015, the registrant entered into a Business Acquisition Agreement under which the registrant acquired the business and assets of Grasshopper Staffing in exchange for $82,500 represented by 250,000 shares of common stock.    The assets purchased include the logo and website, office supplies and office furniture.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMICHI CREEK OUTFITTERS

Date: March 16, 2015

/s/ Amber Wick

Amber Wick

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director