Form 10-Q
period 2015-04-30
Tomichi Creek Outfitters
filed 2015-06-16
CIK 1584693

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 15, 2015:   13,250,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes __  No X

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

ITEM 1.  FINANCIAL STATEMENTS

Tomichi Creek Outfitters

Consolidated Balance Sheets

	April 30, 2015	July 31, 2014
ASSETS		(Audited)
Current Assets
Cash	$4,413	$23,063
Accounts Receivable	21,110	-
Total Current Assets	25,523	23,063
TOTAL ASSETS	$25,523	$23,063

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
A/P & Accrued Expenses	$8,475	$19,250
Due to Related Party	11,500	2,600
Total Current Liabilities	19,945	21,850
TOTAL LIABILITIES	19,945	21,850

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 200,000,000 authorized,
13,250,000 and 13,000,000 issued and outstanding, respectively	13,250	13,000
Additional Paid In Capital	26,750	27,000
Deficit Accumulated During the Development Stage	(34,422)	(38,787)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,578	1,213
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$25,523	$23,063

The accompanying notes are an integral part of these consolidated financial statements

Tomichi Creek Outfitters

Consolidated Statements of Operations

(unaudited)

	For the Three Month Ended		For the Nine Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenues	$32,716	$-	$32,716	$-
Cost of sales	12,151		12,151
Total	20,565	-	20,565	-

EXPENSES
General & Admin	3,119	-	4,050	1,438
Professional Fees	3,000	1,750	12,150	5,250
Total	5,350	1,750	16,200	6,688

Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$14 446	$(1,750)	$4,365	$(6,688)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,168,539	10,000,000	13,054,745	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Tomichi Creek Outfitters

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ending
	April 30, 2015	April 30, 2014
OPERATING ACTIVITIES
Net Income	$4,365	$(6,688)
Adjustments to reconcile Net Income
to net cash provided by operations:
(Increase) decrease in Accounts Receivable	(21,110)	-
Increase (decrease) in Accounts Payable	(10,805)	1,750
Net cash provided by Operating Activities	(27,550)	(4,938)

FINANCING ACTIVITIES
Loans from Shareholders	8,900	2,500
Net cash provided by Financing Activities	8,900	2,500

Net increase/decrease in Cash for period	(16,650)	(2,438)
Cash at beginning of period	23,063	4,621
Cash at end of period	$4,413	$2,183

Supplemental Cash Flow Information and noncash Financing Activities:
Cash Paid For:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Tomichi Creek Outfitters

Notes to the Consolidated Financial Statements

(unaudited)

April 30, 2015 and 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Tomichi Creek Outfitters was formed in the state of Nevada on June 25, 2013 and its year-end is July 31.  Our plan of operation is to provide our clients with a once in a lifetime experience to harvest a big game animal or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado, which is approximately four hours southwest from Denver.  We are nestled just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks.  This territory is remote yet accessible and rich with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Tomichi Creek Outfitters has access to over 500,000 acres of private land which is located adjacent to approximately 42 square miles of public land.

On March 2, 2015, we entered into a Business Acquisition Agreement under which we acquired the business and assets of Grasshopper Staffing in exchange for $82,500 represented by 250,000 shares of common stock.    The assets purchased include the logo and website, office supplies and office furniture.  Grasshopper is operating as a wholly-owned subsidiary.

Grasshopper Staffing was founded in 2015 as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Staffing is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Staffing specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a history of losses, an accumulated deficit, has minimal working capital and has not generated cash from its operations to support meaningful ongoing operations.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon advancement of operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the balance sheets, statements of operations and statements of cash flows of the Company.  These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Revenue Recognition

Revenue is derived from the placement of temporary workers.  The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.  The Company will recognize revenue only when all of the following criteria have been met:

•

Persuasive evidence for an agreement exists;

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Advertising

Advertising costs are expensed as incurred.  As of April 30, 2015 and July 31, 2014, no advertising costs have been incurred.

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

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 - RELATED  PARTY TRANSACTIONS

As of April 30, 2015 and July 31, 2014, members of management have loaned the Company $11,500 and $2,600, respectively.  The loans are payable on demand and carry no interest.

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

On March 2, 2015, the registrant entered into a Business Acquisition Agreement under which the registrant acquired the business and assets of Grasshopper Staffing in exchange for $82,500 represented by 250,000 shares of common stock.  The acquisition resulted in a change in management control, therefore, the investment in the subsidiary value has been eliminated.

As of April 30, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company.   The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

NOTE 7 - SUBSEQUENT EVENTS

The Company follows the guidance in Sections 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,425,000 shares of common stock to various employees and consultants.  The fair market value of the shares was 41,678,250 at the date of grant, which will be recognized as expense in the quarter ending July 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Tomichi Creek Outfitters for the period ended April 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Tomichi Creek Outfitters, Financial information provided in this Form 10-Q, for periods subsequent to April 30, 2015, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Grasshopper Staffing was founded in 2015 by Melanie Osterman, Melanie Osterman, Barbara Ianne, and Cheryl Zanotelli, as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Staffing is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Staffing specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

Results of Operations

The three and nine month periods ended April 30, 2015 and 2014

The Company generated revenue through its staffing subsidiary.  Revenues for the three and nine month periods ended April 30, 2015 and 2014 were $32,716, $0, $32,716 and $0, respectively.  For the same periods, April 30, 2015 and 2014, cost of revenue was $32,716, $0, $32,716 and $0, respectively.

For the three and nine month periods ended April 30, 2015 and 2014, the registrant recognized operating expenses of $6,119, $1,750, $16,200 and $6,688, respectively. Expenses for the year were comprised of costs mainly associated with professional fees, general and administrative expenses, accounting and office in fulfillment of compliance reporting of the public entity.

Net income (loss) for the three and nine month periods ended April 30, 2015 and 2014 was $14,446, ($1,750), $4,365 and ($6,688), respectively.

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

Management supported operations through advances and loans.  If we continue to generate profits, we will increase our marketing and sales activity accordingly.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of June 15, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 30, 2015, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)  Reports on Form 8-K

On May 8, 2015 an 8-K was filed regarding notice of Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer.

On May 5, 2015, Amber Wick resigned from all officer and director positions with the Company and the Board of Directors appointed Melanie Osterman to serve as CEO and President until the next regular scheduled election of directors and officers.

On May 8, 2015 an 8-K was filed regarding notice of Entry into a Material Definitive Agreement.

On May 1, 2015, the below agreement with H.R.N. Distribution, Inc. was terminated as the Company was unable to satisfactorily complete its due diligence on H.R.N. Distribution, Inc.

On April 15, 2015, the registrant entered into a Share Exchange Agreement under which the registrant acquired 80% of the outstanding membership interests of H.R.N. Distribution, Inc. “a limited liability company” in exchange for 2,000,000 shares of common stock.  H.R.H. Distribution, Inc., is a Province of Quebec Canada Limited Liability Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMICHI CREEK OUTFITTERS

Date: June 16, 2015

/s/ Melanie Osterman

Melanie Osterman

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director