Form 10-Q/A
period 2015-04-30
Tomichi Creek Outfitters
filed 2015-06-17
CIK 1584693

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 17, 2015:   16,675,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes __  No X

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

ITEM 1.  FINANCIAL STATEMENTS

Tomichi Creek Outfitters

Consolidated Balance Sheets

	April 30, 2015	July 31, 2014
ASSETS		(Audited)
Current Assets
Cash	$4,413	$23,063
Accounts Receivable	21,110	-
Total Current Assets	25,523	23,063
TOTAL ASSETS	$25,523	$23,063

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
A/P & Accrued Expenses	$8,445	$19,250
Due to Related Party	11,500	2,600
Total Current Liabilities	19,945	21,850
TOTAL LIABILITIES	19,945	21,850

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 200,000,000 authorized,
13,250,000 and 13,000,000 issued and outstanding, respectively	13,250	13,000
Additional Paid In Capital	26,750	27,000
Deficit Accumulated During the Development Stage	(34,422)	(38,787)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,578	1,213
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$25,523	$23,063

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

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,425,000 shares of common stock to various employees and consultants.  The fair market value of the shares was $1,678,250 at the date of grant, which will be recognized as expense in the quarter ending July 31, 2015.

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

Date: June 17, 2015

/s/ Melanie Osterman

Melanie Osterman

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director