Form 10-K
period 2015-07-31
GRASSHOPPER STAFFING, INC.
filed 2016-11-23
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-190727

Grasshopper Staffing, Inc.

(f/k/a Tomichi Creek Outfitters)

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3052781
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 S. Victoria Ave

Pueblo, CO 81003

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (719) 569-7391

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [X]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of November 22, 2016, 26,287,500 shares of common stock of the registrant were issued and outstanding.

Grasshopper Staffing, Inc.

formerly Tomichi Creek Outfitters

Form 10-K Annual Report

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” below.

PART I

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Grasshopper Staffing Inc (the “Company”), formally Tomichi Creek Outfitters, was formed in the state of Nevada on June 25, 2013.  Our plan of operation is to provide our clients with a once in a lifetime experience to harvest a big game animal or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado, which is approximately four hours southwest of Denver. We are nestled just west of the continental divide surrounded by 12,000 to 14,000-foot mountain peaks.  This territory is remote, yet accessible, and rich with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  The Company has access to over 500,000 acres of private land which is located adjacent to approximately 42 square miles of public land.

On March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Staffing Inc. (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015.   The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Grasshopper Colorado.    The assets purchased include the trademark and website, office supplies and office furniture.  Grasshopper Colorado is operating as a wholly-owned subsidiary of the Company.

Grasshopper Colorado was founded as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Colorado is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Colorado specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

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

Effective February 27, 2015 Jeremy Gindro resigned as Chief Executive Officer, President, Secretary, Treasurer and Director. Effective February 27, 2015, Amber Wick was appointed to the board of directors. Effective March 2, 2015, Amber Wick was appointed as Chief Executive Officer, Secretary, and Treasurer.

On May 5, 2015, Amber Wick resigned from all officer and director positions with the Company and the board of directors appointed Melanie Osterman to serve as Chief Executive Officer and President until the next regularly scheduled election of directors and officers.

On November 2, 2015 we filed a Certificate of Amendment to our Articles of Incorporation changing the name of our Company from Tomichi Creek Outfitters to Grasshopper Staffing, Inc., a name which more accurately represents our new business.

Business Overview

Grasshopper Staffing Inc (the “Company”), formally Tomichi Creek Outfitters, was formed in the state of Nevada on June 25, 2013.  We have a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains. Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver. We are located just west of the continental divide surrounded by 12,000 to 14,000-foot mountain peaks. This territory is remote yet accessible with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest Tomichi Creek Outfitters primary business is offering professionally guided Elk or Deer animal hunts. This area of the country is home to trophy size Elk and Mule Deer. Our secondary business includes offering guided scenic tours.  Every season offers an opportunity to view diverse wildlife and scenic views for every season of the year.  We plan to offer guided options in addition to providing maps and information on where clients can locate what they are interested in if they wish to trek on their own.

On March 2, 2015, the Company, pursuant to a Business Acquisition Agreement, (the "Acquisition Agreement”), among the Company, Grasshopper Staffing, Inc. (“Grasshopper Colorado”), and the holders of all of the outstanding common stock of Grasshopper Colorado exchanged their common stock in Grasshopper Colorado for a total of 250,000 shares of common stock of the Company’s stock.  The issuance of the 250,000 shares of common stock to the former holders of Grasshoppers Colorado’s common stock in exchange for the capital stock of Grasshopper Colorado is referred to as the reverse acquisition transaction.  As a result of the reverse acquisition, the Company's business has become the business of Grasshopper Colorado.

Grasshopper Colorado was founded in 2015 by Amber Wick, Melanie Osterman, Barbara Ianne, and Cheryl Zanotelli, as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Staffing is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Colorado specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

Marijuana remains illegal under federal law

Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in states that have legalized the use of marijuana, its sale and use remain violations of federal law. The illegality of marijuana under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.

Our business is dependent on laws pertaining to the marijuana industry

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as highly addictive and having no medical value. The United States Federal Drug Administration has not approved the sale of marijuana for any medical application. Doctors may not prescribe cannabis for medical use under federal law, however they can recommend its use under the First Amendment. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis will not be denied services or other medications that are denied to those using illegal drugs.

As of November 8, 2016, 25 states, the District of Columbia and Guam allow their citizens to use medical cannabis through de-criminalization. Voters in the States of Oregon, Colorado, Washington, and Alaska have legalized cannabis for adult recreational use; Oregon’s law took effect on July 1, 2015; Alaska’s law was effective February 24, 2015; both the Colorado and Washington programs were enacted as of December 31, 2014. In 2016, Nevada, California, Vermont, Arizona, Connecticut and Michigan have legislative bills in various stages of progress concerning cannabis legalization.

These noted state laws, both proposed and enacted, are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

On December 11, 2014, the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs. As of June 28, 2016, in addition to the 23 states and the District of Columbia which had already passed legislation allowing citizens to use cannabis in some form, an additional 13 states had pending legislation or ballot measures to legalize medical cannabis.

These noted state laws, both proposed and enacted, are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

On December 11, 2014, the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs.

Laws and regulations affecting our industry are constantly changing

The constant evolution of laws and regulations affecting the marijuana industry could detrimentally affect our operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Risk of government action

While we will use our best efforts to comply with all laws, including federal, state and local laws and regulations, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana and recreational marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow.   While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current "marijuana pill" Marinol, sold by the mainstream pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry's products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical could make in halting the impending cannabis industry could have a detrimental impact on our business.

FDA Regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration ("FDA") would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including CGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations and/or registration as prescribed by the FDA, we may be unable to continue to operate our business.

Our clients may have difficulty accessing the service of banks

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and "may not" be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services"" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date, it is not clear if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors which may give them and advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

The Company may be unable to respond to the rapid technological change in its industry and such change may increase costs and competition that may adversely affect its business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize the Company’s market. The continued growth of the Internet and intense competition in the Company’s industry exacerbate these market characteristics. The Company’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its products and services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of its products and services. In addition, any new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its products and services or infrastructures to adapt to these changes.

The Company also expects that new competitors may introduce products, systems or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing, products, systems and services that have greater functionality or are less costly than the Company’s products, systems and services, and may be more successful in marketing such products, systems and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

The Company’s industry is highly competitive and we have less capital and resources than many of our competitor, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

The Company’s services are new and its industry is evolving.

You should consider the Company’s prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis industry. To be successful in this industry, the Company must, among other things:

•

develop and introduce functional and attractive service offerings;

•

attract and maintain a large base of consumers;

•

increase awareness of the Company brand and develop consumer loyalty;

•

establish and maintain strategic relationships with distribution partners and service providers;

•

respond to competitive and technological developments;

•

build an operations structure to support the Company business; and

•

attract, retain and motivate qualified personnel.

The Company cannot guarantee that it will succeed in achieving these goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results.

Some of the Company’s products and services are new and are only in early stages of commercialization. The Company is not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of the Company’s products and services may have limited functionalities, which may limit their appeal to consumers and put the Company at a competitive disadvantage. If the Company’s current or future products and services fail to function properly or if the Company does not achieve or sustain market acceptance, it could lose customers or could be subject to claims which could have a material adverse effect on the Company business, financial condition and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. The Company cannot guarantee that a market for the Company will develop or that demand for Company services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, the Company’s business, financial condition and operating results would be materially adversely affected.

Risks Related to Our Company

Uncertainty of profitability

Our business strategy may result in increased volatility of revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products and services that we will attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

•

Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

•

Our ability to source strong opportunities with sufficient risk adjusted returns.

•

Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

•

The acceptance of the terms and conditions of our licenses and/or the acceptance of our royalties and fees.

•

The amount and timing of operating and other costs and expenses.

•

The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

•

Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

•

Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

•

Adverse developments in the efforts to legalize marijuana or increased federal enforcement.

•

Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

•

Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Management of growth will be necessary for us to be competitive

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We are entering a potentially highly competitive market

The markets for ancillary businesses in the medical marijuana and recreational marijuana industries are competitive and evolving. In particular, we face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have (or may be expected to have).

Given the rapid changes affecting the global, national, and regional economies generally and the medical marijuana and recreational marijuana industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in its markets, especially with legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any ability to report and file our financial results accurately and timely could harm our reputation and adversely impact the future trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff.

The Company’s failure to continue to attract, train, or retain highly qualified personnel could harm the company’s business.

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

Risks Related to Our Common Stock

Because we will likely issue additional shares of our common stock, investment in our Company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of November 22, 2016, there were 26,287,500 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the OTC Pink has been subject to wide fluctuations.

Our common stock is currently quoted for public trading on the OTC Pink. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our Certificate of Incorporation and by-laws provides for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

We do not intend to pay dividends on any investment in the shares of stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

There could be unidentified risks involved with an investment in our securities

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES.

Our executive offices are located at 200 S Victoria Ave, Pueblo, Co 81003.  We lease this property through a one-year lease beginning on February 1, 2016.  The monthly rental payment is $800. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or other body pending or, to the knowledge of the executive officers of the Company or any of the Company’s subsidiaries, threatened against or affecting the Company, the Company’s Common Stock, any of the Company’s subsidiaries or the Company’s or the Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is quoted on the OTC Pink under the symbol “TCKF”.  The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

The following table shows, for the periods indicated, the high and low bid prices per share of the Company’s Common Stock as reported by the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High		Low
Fiscal Year 2015
First quarter ended October 31, 2014	$	N/A	$	N/A
Second quarter ended January 31, 2015		$0.30		$0.10
Third quarter ended April 30, 2015		$0.39		$0.17
Fourth quarter ended July 31, 2015		$0.63		$0.17

Fiscal Year 2016
First quarter ended October 31, 2015		$0.46		$0.14
Second quarter ended January 31, 2016		$0.51		$0.15
Third quarter ended April 30, 2016		$0.57		$0.25
Fourth quarter ended July 31, 2016		$0.75		$0.20

Approximate Number of Equity Security Holders

Authorized Capital Stock

Our authorized share capital consists of 200,000,000 shares of common stock, par value $0.001 per share, and 0 shares of preferred stock. As of November 22, 2016, an aggregate of 26,287,500 shares of common stock and 0 shares of preferred stock were issued and outstanding.

Common Stock

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Approximate Number of Equity Security Holders

As of November 22, 2016, there were approximately 45 stockholders of record. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the foreseeable future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

Equity Compensation Plans

The Company does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

On March 2, 2015, the registrant entered into a Business Acquisition Agreement under which the registrant acquired the business and assets of Grasshopper Staffing in exchange for 250,000 shares of common stock.

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants.  The fair market value of the shares was $322,533 at the date of grant, which will be recognized as expense in the quarter ending July 31, 2015.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of the Company’s common stock qualified for exemption under Section 4(2) since the issuance shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Business Overview

Grasshopper Staffing Inc (the “Grasshopper Staffing”), formally Tomichi Creek Outfitters was formed in the state of Nevada on June 25, 2013.  We are a development stage company with a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver.  We are located just west of the continental divide surrounded by 12,000 to 14,000-foot mountain peaks.  This territory is remote yet accessible with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Grasshopper Staffing’s primary business is offering professionally guided Elk or Deer animal hunts.  This area of the country is home to trophy size Elk and Mule Deer.  Our secondary business includes offering guided scenic tours.  Every season offers an opportunity to view diverse wildlife and scenic views for every season of the year.  We plan to offer guided options in addition to providing maps and information on where clients can locate what they are interested in if they wish to trek on their own.

On March 2, 2015, we entered into a Business Acquisition Agreement under which we acquired the business and assets of Grasshopper Staffing in exchange for 250,000 shares of common stock. The assets purchased include the trademark and website, office supplies and office furniture.  Grasshopper is operating as a wholly-owned subsidiary.

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

Plan of Operation

Company management and affiliated business development consultants plan to leverage our extensive operational, industry, M&A and finance contacts and experience to quickly expand upon the foundation recently established at Grasshopper Staffing.  We plan to greatly increase our staffing efforts in both the cannabis and non-cannabis space through existing business expansion and acquisitions. Potential cannabis acquisition targets have been identified in Colorado, as well as addition states where cannabis has been legalized for medical or recreational usage with plans for an eventual national footprint. In addition, staffing companies outside of the cannabis space have also been identified as potential acquisition targets, which will allow for diverse sources of revenue. To further our diversification, the company plans to pursue additional acquisition targets within the cannabis space, including businesses specializing in security, testing, proprietary growing equipment, comprehensive facility consulting, facility leasing and unique social media entities. To this end, in the near future “Grasshopper Staffing” will change its name to simply “Grasshopper” to better reflect its plans to aggressively grow into the preeminent multifaceted cannabis company in the fastest growing business space in the United States today.

RESULTS OF OPERATIONS

Results of Operations

The Company had $146,305 and $0 of revenue during the years ended July 31, 2015 and 2014, respectively. The increase in revenue during the year ended July 31, 2015 was due to revenue achieved by contract staffing services.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $396,089 and $29,809 for the years ended July 31, 2015 and 2014, respectively. This increase of $366,280 was primarily due to an increase in payroll and related expenses.

Net Loss

The comparable net loss for the year ended July 31, 2015, as compared to the net loss for the year ended July 31, 2014, was $346,413 and $29,809, respectively. This increased net loss was due primarily to the increase in general and administrative expenses, particularly payroll and related expenses.

Liquidity and Capital Resources

Net cash used in operations was $19,517 for the fiscal year ended July 31, 2015 compared to $14,058 for the fiscal year ended July 31, 2014. This increase was primarily attributable to an increase in net loss during the year ended July 31, 2015 offset by an increase in stock compensation expense in the year ended July 31, 2015.

Cash flows provided by financing activities for the fiscal year ended July 31, 2015 were $14,071 compared to $32,500 for the fiscal year ended July 31, 2014. During the year ended July 31, 2015, we had proceeds from shareholder loans of $25,755 offset by repayments of shareholder loans of approximately $11,684.  During the year ended July 31, 2014, we had proceeds from the issuance of stock of $30,000. In addition, for the year ended July 31, 2014, we had proceeds from shareholder loans of $2,600 offset by repayments of shareholder loans of $100.

The Company’s cash balance at July 31, 2015 was $17,617. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its common stock to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2015.

The financial position of the Company at the year ended July 31, 2015 showed an increase in assets to $49,951 from $23,063 at July 31, 2014.  This was due primarily to increases in the Company’s deferred accounts receivable amounts. The liabilities at July 31, 2015 increases to $61,968 from $21,851 at July 31, 2014. This increase was partially the result of an increase in accounts payable and monies due to a related party.

Critical Accounting Policies and Estimates

The Company believes that the following critical policies affect the Company’s more significant judgments and estimates used in preparation of the Company’s financial statements.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

The Company issues restricted stock to consultants for various services and employees for compensation. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the Common Stock is measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

The Company issues options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to accurately price stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, The Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, note payable and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Revenue Recognition

Revenue is derived from the placement of temporary workers.  The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.  The Company will recognize revenue only when all of the following criteria have been met:

•

Persuasive evidence for an agreement exists;

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2015.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2015 and 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grasshopper Staffing, Inc.

We have audited the accompanying consolidated balance sheets of Grasshopper Staffing, Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended July 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grasshopper Staffing, Inc. as of July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

November 23, 2016

GRASSHOPPER STAFFING, INC. (FORMERLY TOMICHI CREEK OUTFITTERS) CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,617	$23,063
Accounts receivable, net	20,345	-
Prepaid expenses and other current assets	2,633	-
Total Current Assets	40,595	23,063

Property and equipment, net	5,178	-
Intangible assets, net	4,178	-
	9,356	-

TOTAL ASSETS	$49,951	$23,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,297	$19,251
Due to related party	16,671	2,600
Total Current Liabilities	61,968	21,851

Due to stockholders	-	-

TOTAL LIABILITIES	61,968	21,851

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 16,425,000 and 13,000,000 shares issued and outstanding as of July 31, 2015 and 2014, respectively	16,425	13,000
Additional paid-in capital	1,335,976	27,000
Deferred stock compensation	(979,217)	-
Accumulated deficit	(385,201)	(38,788)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(12,017)	1,212
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,951	$23,063

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC. (FORMERLY TOMICHI CREEK OUTFITTERS) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	July 31,
	2015	2014

NET REVENUES
Contract staffing services	$146,305	$-

COST OF SERVICES
Cost of services	96,297	-

GROSS PROFIT	50,008	-

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	19,325	27,250
Payroll and related expenses	353,297	-
Selling, general and administrative expenses	23,467	2,559
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	396,089	29,809

LOSS FROM OPERATIONS	(346,081)	(29,809)

OTHER (EXPENSE) INCOME
Interest expense	(332)	-
TOTAL OTHER EXPENSE	(332)	-

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(346,413)	(29,809)

(Provision) benefit for income taxes	-	-

NET LOSS	(346,413)	(29,809)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	13,459,795	10,703,110

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC. (FORMERLY TOMICHI CREEK OUTFITTERS) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED JULY 31, 2015 AND 2014

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Totals

Balance - July 31, 2013	10,000,000	$10,000	$-	$-	$(8,979)	$1,021
Shares issued for cash, July 18, 2014 at $0.01 per share	3,000,000	3,000	27,000	-	-	30,000
Net loss	-	-	-	-	(29,809)	(29,809)
Balance - July 31, 2014	13,000,000	13,000	27,000	-	(38,788)	1,212
Stock-based compensation	3,175,000	3,175	1,298,575	(979,217)	-	322,533
Acquisition of subsidiary	250,000	250	10,401	-	-	10,651
Net loss	-	-	-	-	(346,413)	(346,413)
Balance July 31, 2015	16,425,000	$16,425	$1,335,976	$(979,217)	$(385,201)	$(12,017)

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC. (FORMALLY TOMICHI CREEK OUTFITTERS) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(346,413)	$(29,809)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,295	-
Amortization of deferred stock compensation, related parties	-	-
Stock compensation expense	322,533	-
Changes in operating assets and liabilities:
Accounts receivable, net	(20,345)	-
Prepaid expenses and other current assets	(2,633)	-
Accounts payable and accrued expenses	26,046	15,751

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,517)	(14,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	30,000
Proceeds from shareholder loans	25,755	2,600
Payments of shareholder loans	(11,684)	(100)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	14,071	32,500

Net increase (decrease) in cash and cash equivalents	(5,446)	18,442

Cash and cash equivalents, beginning of year	23,063	4,621

Cash and cash equivalents, end of year	$17,617	$23,063

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH ACTIVITIES

Common stock issued as deferred stock compensation, related parties	$979,217	$-
Common stock issued in acquisition of subsidiary	$10,651	$-

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

NOTE 1 - NATURE OF OPERATIONS

Grasshopper Staffing Inc (the “Company”), formally Tomichi Creek Outfitters, was formed in the state of Nevada on June 25, 2013 and its year-end is July 31.  Our plan of operation is to provide our clients with a once in a lifetime experience to harvest a big game animal or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains. Our operations are located in Sargents, Colorado, which is approximately four hours southwest from Denver. We are nestled just west of the continental divide surrounded by 12,000 to 14,000 foot mountain peaks. This territory is remote yet accessible and rich with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Tomichi Creek Outfitters has access to over 500,000 acres of private land which is located adjacent to approximately 42 square miles of public land.

On March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Staffing Inc (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Grasshopper Colorado. The assets purchased include the logo and website, office supplies and office furniture. Grasshopper Colorado is operating as a wholly-owned subsidiary of the Company.

Grasshopper Colorado was founded as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Colorado is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with the ever-changing local and state laws. Grasshopper Colorado specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design, and event services.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has a history of losses, an accumulated deficit, has minimal working capital and has not generated cash from its operations to support meaningful ongoing operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon advancement of operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared using the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation.

Cash and Cash Equivalents

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At July 31, 2015 and 2014, the Company considered its accounts receivable to be fully collectible.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized while minor replacements and maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the statement of operations.  Depreciation is calculated using the straight-line method which depreciates the assets over the estimated useful lives of the depreciable assets ranging from five to seven years.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did not recognize any impairment losses for any periods presented.

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At July 31, 2015, no revision to the remaining amortization period of the intangible assets was made.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The fair value of current financial assets and current financial liabilities approximates their carrying value because of the short-term maturity of these financial instruments.

Revenue Recognition

Revenue is derived from the placement of temporary workers.  The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.  The Company will recognize revenue only when all of the following criteria have been met:

•

Persuasive evidence for an agreement exists;

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Advertising

Advertising costs are expensed as incurred. As of July 31, 2015 and July 31, 2014, no advertising costs have been incurred.

Basic Net Loss Per Common Share

Basic net loss per common share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock Based Compensation

The Company accounts for the grant of restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of equity based compensation. The expense is recognized over the period during which the employee is required to provide service in exchange for the compensation.  Any remaining unrecognized balance will be recognized ratably over the life of the vesting period and is a reduction of stockholders' equity.

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this guidance is not expected to have a significant impact on the determination or reporting of our financial results.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ended after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of the revenue standard issued in 2014, ASU 2014-09, Revenue from Contracts with Customers. In response to stakeholders' requests to defer the effective date of the guidance in ASU 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the FASB proposed deferring the effective date of ASU 2014-09. Respondents to the proposal overwhelmingly supported a deferral. Respondents noted that providing sufficient time for implementation of the guidance in ASU 2014-09 is critical to its success. The Company is currently evaluating the impact of this pronouncement.

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure purposes.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of July 31, 2015, this ASU has not had a material impact on the consolidated financial statements.

The Company does not expect that any other recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014
Computer equipment	$2,643	$--
Furniture and fixtures	3,007	--
Subtotal	5,650	--
Less: accumulated depreciation	(472)	--
Total property and equipment, net	$5,178	$--

Depreciation expense for the years ended July 31, 2015 and 2014 was $473 and $0 respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following at July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014
Website development	5,000	--
Less: accumulated amortization	(822)	--
Total intangible assets, net	$4,178	$--

Amortization expense for the years ended July 31, 2015 and 2014 was $822 and $0 respectively.

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

NOTE 6 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended July 31, 2015 and 2014. At July 31, 2015, three customers accounted for 84% of the Company’s total revenue.

Customer	Year Ended July 31, 2015	Year Ended July 31, 2014
A	46%	0%
B	23%	0%
C	15%	0%

NOTE 7 - INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and in Colorado. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

At July 31, 2015, the Company has net operating loss carry-forward (NOL carry-forwards) for Federal tax purposes of approximately $60,500 that may offset against future taxable income through 2035.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.01% to income before taxes), as follows:

	For the Years Ended July 31,
	2015	2014
Deferred Tax Expense (benefit) at the Statutory Rate	$(121,500)	$(10,400)
Deferred State Income Taxes, Net of Federal Income Tax Benefit	--	--
Change in Valuation allowance	$121,500	$10,400
Total	$--	$--

	For the Years Ended July 31,
	2015	2014

Deferred tax assets	$134,700	$13,500
Valuation allowance	(134,700)	(13,500)
Net deferred tax asset	$--	$--

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

As of July 31, 2015, and July 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2035. A valuation allowance has been applied due to the uncertainty of realization. The tax returns for 2013, 2014 and 2015 remain open for inspection by federal and state taxing authorities.

NOTE 8 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of July 31, 2015 and July 31, 2014, members of management have loaned the Company $16,671 and $2,600, respectively. The loans are payable on demand and carry no interest.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 9 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At July 31, 2015 and July 31, 2014, the Company had 16,425,000 and 13,000,000 common shares issued and outstanding, respectively.

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

On March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which the Company acquired the business and assets of Grasshopper Colorado in exchange for $10,651, which was represented by 250,000 shares of common stock in exchange for 100% of the Grasshopper Colorado’s common shares. The acquisition resulted in a change in management control, therefore, the investment in the subsidiary value has been eliminated.

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,533 will be recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,217 will be recorded as a contra-equity account and amortized over the life of the employment agreements (15 - 18 months).

As of July 31, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal Matters

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

GRASSHOPPER STAFFING, INC.

formerly Tomichi Creek Outfitters

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015 and JULY 31, 2014

Operating Leases

The company’s executive offices are located at 200 S Victoria Ave, Pueblo, Co 81003.  The property is leased on a month to month basis with a monthly rental payment of $800.

NOTE 11 - SUBSEQUENT EVENTS

The Company follows the guidance in Sections 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

On August 3, 2015, the Company entered into a one-year consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company will pay compensation of $12,500 a month and issue 375,000 shares of the Company’s common stock due on the first day of the contract.  On September 28, 2015, these shares were issued and considered to be fully earned as of the date of issuance.  In addition, as per the agreement, the Company was to issue $75,000 in common stock to be priced at the closing bid price of the last trading day of the previous period during both the third and fourth three-month period.  As of the date of filing, these shares have not been issued.

On August 10, 2015, the Company entered into a second consulting agreement with Acorn Management Partners, LLC, with no termination date, for 1,000,000 shares of the Company’s common stock that were issued on September 28, 2015. Under the terms of the agreement, the stock is considered to be fully earned on the date of issuance.

On September 28, 2015, the Company issued 50,000 shares of common stock at $0.20 per share for gross proceeds for working capital of $10,000.

On September 28, 2015, the Company issued 37,500 shares of common stock at $0.20 per share for gross proceeds for working capital of $7,500.

On October 28, 2015, the Company entered into a one-year consulting agreement with Caro Capital LLC. Under the terms of the agreement, the Company will pay the consultant $2,500 per month for six months. These payments will be accrued until the Company closes on financing.  Upon execution of the agreement the Company is to issue, and the consultant is to purchase, 200,000 shares of the Company’s common stock at a value of 0.001 per share for a total purchase price of $200.  In addition, the Company is to issue, and the consultant is to purchase, 200,000 additional shares per quarter (up to 800,000 shares total). On February 18, 2016, 400,000 of these shares were issued by the Company.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on March 15, 2016, 8,000,000 shares of the Company’s common stock at a purchase price of $0.01 per share. The first month’s retainer was reduced by the $8,000 for the compensation shares resulting in a net payment of $12,000 for month one.

On March 29, 2016, the Company issued 6,000,000 warrants to purchase shares of the Company’s common stock as satisfaction for $6,000 in compensation that was owed to Acorn Management Partners, LLC.  The warrants have a term of ten years and an exercise price of $0.01.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 30, 2015, the Company was informed that our registered independent public accountant, Messineo & Co., CPAs, LLC, of Clearwater Florida (“M&CO”) declined to stand for re-appointment.

On December 10, 2015, the Securities and Exchange Commission (“Commission”) issued public administrative and cease-and-desist proceedings be, and hereby are, instituted against M&CO pursuant to Sections 4C and 21C of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 102(e)(1)(ii) and 102(e)(1)(iii) of the Commission’s Rules of Practice barring M&CO from practicing in front of the Commission.   As a result, S&C was not allowed to consult with M&CO after December 10, 2015, or use or incorporate their work papers.  Therefore, S&C re-audited the Company’s financial statements for the period ending July 31, 2014.

.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the year ended July 31, 2014 and through the current date, there have been no disagreements with M&CO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&CO would have caused them to make reference thereto in their report on the financial statements. Through the interim period October 30, 2015 (the date of notification), there have been no disagreements with M&CO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&CO would have caused them to make reference thereto in their report on the financial statements.

During the years ended July 31, 2014 and 2013 and the interim period through October 30, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

On October 30, 2015, the Company engaged Stevenson & Company CPAs, LLP (“S&C”) of Tampa Florida, as its new registered independent public accountant. During the years ended July 31, 2014 and 2013 and prior to October 30, 2015 (the date of the new engagement), we did not consult with S&C regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by S&C, in either case where  written or oral advice provided by S&C would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2015, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

c) Limitations on Systems of Controls

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of July 31, 2015:

Name	Age	Title
Melanie Osterman	62	President, Chief Executive Officer and Chief Financial Officer
Jeremy Gindro	26	Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Melanie Osterman is the CEO and President of the Company. Melanie has over 20 years’ experience in management experience in multiple fields of employment.  Form 2005 until her present position, she was business development director for Security Title Insurance for ten years. She was in charge of all aspects of customer relations and training employees and customers on regulations in the industry. She also served as marketing and business development in the highly regulated banking industry at Pueblo Bank & Trust. She brings that experience to the highly regulated cannabis industry and has been a key player in gaining both state and national exposure in the media for Grasshopper Staffing, Inc.

Jeremy Gindro is the sole Director of the Company.  From September 1, 2005 through Present, Mr. Gindro has been a big game guide for individuals and groups of hunters.  From May 2008 through Present, Mr. Gindro is employed as a Supervisor working for Jim Gindro Construction, Pueblo, Colorado.  His responsibilities include operating heavy machinery including back hoes and bobcats to dig foundations for new homes, septic tanks, and underground utilities lines and piping for new and existing homes. Mr. Gindro is also instrumental in procuring new business for the Company and supervising all phases of the rough build-out of single family structures.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the Company’s directors or executive officers has, during the past ten years:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to (i) an alleged violation of any federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in the Company’s discussion below in “Certain Relationships and Related Transactions, and Director Independence”, none of the Company’s directors or executive officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

The Company’s directors are elected by the Company’s stockholders for a one-year term until the next annual general meeting of the Company’s stockholders, or until removed by the stockholders in accordance with the Company’s bylaws. The Company’s officers are appointed by the Board and hold office until removed by the Board.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only three officers and six directors, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at July 31, 2015 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at July 31, 2015.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Melanie Osterman,	2015	7,408	-	348,500	-	-	-	-	355,908
Chief Executive Officer, Chief Financial Officer (1)	2014	-	-	-	-	-	-	-	-

Amber Wick,	2015	1,000	-	-	-	-	-	-	1,000
Chief Executive Officer (2)	2014	-	-	-	-	-	-	-	-

Jeremy Gindro,	2015	-	-	-	-	-	-	-	-
Chief Executive Officer (3)	2014	-	-	-	-	-	-	-	-

-------

(1)  Ms. Osterman has served as our Chief Executive Officer and Chief Financial Officer since May 2015.  She received 850,000 shares of the Company’s common stock as compensation.

(2)  Ms. Wick served as our Chief Executive Officer from March 2015 until May 2015.

(3)  Mr. Gindro served as our Chief Executive Officer from June 2013 until February 2015.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Executive Employment Agreements

Melanie Osterman and the Company signed an agreement dated May 8, 2015, which Ms. Osterman received 850,000 shares of the Company’s common stock in return for duties as Chief Executive Officer and Chief Financial Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of November 22, 2016 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial	Percent
Class	Owner of Shares (1)	Ownership (2)	of Class (3)

Common	Jeremy Gindro, Director	10,000,000	38.04%

Common	Melanie Osterman	850,000	32.33%

	All officers and Directors as a Group	10,850,000	70.37%

1.  The address of our executive officer, director and beneficial owner Grasshopper Staffing, Inc., 200 South Victoria Avenue, Pueblo, CO 81003

2.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.  Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of November 22, 2016 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.  We currently do not maintain any equity compensation plans.  As of November 22, 2016, there were 26,287,500 shares issued and outstanding.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company had no related party transactions in fiscal year ended July 31, 2015.

Director Independence

We currently have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or-

•

The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

The Company does not currently have a separately designated audit, nominating, or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed by Stevenson & Company CPA’S LLC for the audit and other services for fiscal 2015 and fiscal 2014.

	Fiscal 2015	Fiscal 2014

Audit Fees	$9,000	$2,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$2,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items, including review of work papers during due diligence, required for our financing agreement.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2015 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1

Business Acquisition Agreement between Tomichi Creek Outfitters and Grasshopper Staffing, Inc., dated March 2, 2015 (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated March 5, 2015 and incorporated herein by reference)

3.1	Certificate of Amendment to Articles of Incorporation, filed November 2, 2015 *

10.1

Advisory Agreement dated January 15,2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2	Employment Agreement between the Company and Melanie Osterman, dated May 8, 2015*

31.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Included herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grasshopper Staffing, Inc.

Date: November 23, 2016
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 23, 2016
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)