Form 10-Q
period 2015-10-31
GRASSHOPPER STAFFING, INC.
filed 2016-12-20
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

i

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 20, 2016, 26,287,500 shares of common stock of the registrant were issued and outstanding.

ii

Grasshopper Staffing, Inc.

formerly Tomichi Creek Outfitters

Form 10-Q Quarterly Report

iii

As used in this report, the term “the Company” means Grasshoppper Staffing, Inc., formerly known as Tomichi Creek Outfitters, unless the context clearly indicates otherwise.

Special Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management's expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this quarterly report. The Company does not undertake to update these forward-looking statements

In this quarterly report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

An investment in the Company’s common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q in evaluating the Company and its business before purchasing shares of the Company’s common stock.  The Company’s business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks. You should invest in the Company’s common stock only if you can afford to lose your entire investment.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.

(FORMERLY TOMICHI CREEK OUTFITTERS)

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16	$17,617
Accounts receivable, net	34,901	20,345
Prepaid expenses and other current assets	1,723	2,633
Total Current Assets	36,640	40,595

Property and equipment, net	4,936	5,178
Intangible assets, net	3,758	4,178
	8,694	9,356

TOTAL ASSETS	$45,334	$49,951

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,072	$45,297
Due to related party	46,326	16,671
Total Current Liabilities	80,398	61,968

Due to stockholders	-	-

TOTAL LIABILITIES	80,398	61,968

Commitments and contingencies	-	-
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock par value $0.001; 200,000,000 shares authorized;17,887,500 and 16,425,000 shares issued and outstanding as of October 31, 2015 and July 31, 2015, respectively	17,888	16,425
Additional paid-in capital	1,911,930	1,335,976
Deferred stock compensation	(748,934)	(979,217)
Accumulated deficit	(1,215,948)	(385,201)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(35,064)	(12,017)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$45,334	$49,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRASSHOPPER STAFFING, INC.

(FORMERLY TOMICHI CREEK OUTFITTERS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	October 31,
	2015	2014

NET REVENUES
Contract staffing services	$96,267	$-

COST OF SERVICES
Cost of services	57,317	-

GROSS PROFIT	38,950	-

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	596,418	1,750
Payroll and related expenses	257,717	-
Selling, general and administrative expenses	15,130	481
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	869,265	2,231

LOSS FROM OPERATIONS	(830,315)	(2,231)

OTHER (EXPENSE) INCOME
Interest expense	(432)	-
TOTAL OTHER EXPENSE	(432)	-

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(830,747)	(2,231)

(Provision) benefit for income taxes	-	-

NET LOSS	(830,747)	(2,231)

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	17,505,978	13,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRASSHOPPER STAFFING, INC.

(FORMALLY TOMICHI CREEK OUTFITTERS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	October 31, 2015
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(830,747)	$(2,231)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	662	-
Amortization of deferred stock compensation, related parties	230,283	-
Issuance of common stock for services	496,112	-
Fair value of warrants issued for services	63,805	-
Changes in operating assets and liabilities:
Accounts receivable, net	(14,556)	-
Prepaid expenses and other current assets	910	-
Accounts payable and accrued expenses	(11,225)	(12,550)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(64,756)	(14,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	17,500	-
Proceeds from shareholder loans	30,955	-
Payments of shareholder loans	(1,300)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	47,155	-

Net increase (decrease) in cash and cash equivalents	(17,601)	(14,781)

Cash and cash equivalents, beginning of period	17,617	23,063

Cash and cash equivalents, end of period	$16	$8,282

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended October 31, 2015 and 2014 and cash flows for the three months ended October 31, 2015 and 2014 and our financial position as of October 31, 2015 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 2015. The July 31, 2015 balance sheet is derived from those statements.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At October 31, 2015 and July 31, 2015, the Company considered its accounts receivable to be fully collectible.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At October 31, 2015, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

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

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2015 and July 31, 2015:

	October 31, 2015	July 31, 2015
Computer equipment	$2,643	$2,643
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(714)	(472)
Total property and equipment, net	$4,936	$5,178

Depreciation expense for the three months ended October 31, 2015 and October 31, 2014 was $242 and $0 respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following at October 31, 2015 and July 31, 2015:

	October 31, 2015	July 31, 2015
Website development	$5,000	$5,000
Less: accumulated amortization	(1,242)	(822)
Total intangible assets, net	$3,758	$4,178

Amortization expense for the three months ended October 31, 2015 and October 31, 2014 was $420 and $0 respectively.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at October 31, 2015 and July 31, 2015:

	October 31, 2015	July 31, 2015

Accounts Payable	$22,687	$19,512
Accrued Expenses	11,385	25,785

Total	$34,072	$45,297

NOTE 7 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2015 and 2014. At October 31, 2015, three customers accounted for 73% of the Company’s total revenue.

Customer	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
A	63%	0%
B	10%	0%

NOTE 8 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of October 31, 2015 and July 31, 2015, members of management have loaned the Company $46,326 and $16,671, respectively. The loans are payable on demand and carry no interest.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 9 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At October 31, 2015 and July 31, 2015, the Company had 17,887,500 and 16,425,000 common shares issued and outstanding, respectively.

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

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 9 - CAPITAL STOCK (Continued)

Shares Issued for Services:

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,533 was recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,217 has been recorded as a contra-equity account and is being amortized over the life of the employment agreements (15 - 18 months).

The Company has recorded $230,283 of consulting expense for the three months ended October 31, 2015 related to these agreements.

On August 3, 2015, the Company entered into a one-year consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company will pay compensation of $10,000 a month and issue 375,000 shares of the Company’s common stock due on the first day of the contract.  On August 24, 2015, these shares were issued and considered to be fully earned as of the date of issuance.  In addition, as per the agreement, the Company was to issue $75,000 in common stock to be priced at the closing bid price of the last trading day of the previous period during both the third and fourth three-month period.  As this agreement was terminated in January 2016, the additional $150,000 in common stock will not be issued.

On August 10, 2015, the Company entered into a second consulting agreement with Acorn Management Partners, LLC, with no termination date, for 1,000,000 shares of the Company’s common stock that were issued on August 24, 2015. Under the terms of the agreement, the stock is considered to be fully earned on the date of issuance.

Shares Issued for Working Capital:

On September 28, 2015, the Company issued 50,000 shares of common stock at $0.20 per share for gross proceeds for working capital of $10,000.

On September 28, 2015, the Company issued 37,500 shares of common stock at $0.20 per share for gross proceeds for working capital of $7,500

Warrants:

On October 28, 2015, the Company entered into a one-year consulting agreement with Caro Capital LLC. Under the terms of the agreement, the Company made a commitment of $2,500 per month for six months, until the Company closed on financing. As the agreement terminated on February 18, 2016 and no financing was raised, the Company does not owe the consultant any cash compensation and therefore no accrual is shown on the balance sheet.  According to the terms of the agreement, upon execution the Company is to issue 200,000 warrants for share of the Company’s common stock at an exercise price of 0.001 per share for a total purchase price of $200.  In addition, the Company is to issue, and the consultant is to purchase, 200,000 additional warrants per quarter (up to 800,000 warrants in total).

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(unaudited)

NOTE 9 - CAPITAL STOCK (Continued)

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

October 31, 2016
Volatility	208%
Expected remaining term (in years)	1.00
Risk-free interest rate	.33%
Expected dividend yield	None

As of October 31, 2015, there are no options outstanding to acquire any additional shares of common stock of the Company.

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

On February 18, 2016, the Company terminated the agreement dated October 28, 2015 with Caro Capital LLC.  As a result of the termination of the agreement, the warrants were cancelled and 400,000 shares of common stock valued at $10,000 were issued by the Company as compensation for four months of service.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Grasshopper Staffing was founded in 2015 as a solution to the staffing needs presented in the blossoming cannabis industry in Colorado. Grasshopper Staffing is an agency that serves the Colorado's cannabis employment needs by providing employee recruiting, training, securing proper credentials and ensuring compliance with local and state laws. Grasshopper Staffing specializes in providing budtenders, trimmers, janitorial, security, payroll, armored transport, edible production, infusion specialists, grow consultants, irrigation, retail sales, IT solutions, web design and event services.

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

RESULTS OF OPERATIONS

Results of Operations

For the three months ended October 31, 2015 compared to 2015

The Company had $96,267 and $0 of revenue during the three months ended October 31, 2015 and 2014, respectively. The increase of $96,267 was due to revenue achieved by contract staffing services.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $869,265 and $2,231 for the three months ended October 31, 2015 and 2014, respectively. This increase of $867,304 was primarily due to an increase in professional fees along with an increase in payroll and related expenses.

Net Loss

The comparable net loss for the three months ended October 31, 2015, as compared to the net loss for the three months ended October 31, 2014, was $830,747 and $2,231, respectively. This increased net loss was due primarily to the increase in general and administrative expenses, particularly professional fees and payroll and related expenses.

Liquidity and Capital Resources

Working Capital

	October 31, 2015	July 31, 2015
	(unaudited)	(audited)

Current Assets	$36,640	$40,595
Current Liabilities	80,398	61,968
Working Capital (Deficiency)	$(43,758)	$(21,373)

Current assets for the quarter ended October 31, 2015 increased marginally compared to July 31, 2015.

Current liabilities for the quarter ended October 31, 2015 increased compared to July 31, 2015 primarily due to an increase in loans from management during the quarter ended October 31, 2015.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operations was $64,756 for the three months ended October 31, 2015 compared to $14,781 for the three months ended October 31, 2014. This increase was primarily attributable to an increase in net loss during the three months ended October 31, 2015, offset by an increase in stock compensation expense and an increase in common stock issued for services in the three months ended October 31, 2015.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended October 31, 2015 were $47,155 compared to $0 for three months ended October 31, 2014. During the three months ended October 31, 2015, we had proceeds from shareholder loans of $30,955 as well as proceeds from the issuance of common stock of $17,500.

Going Concern

At October 31, 2016, we had an accumulated deficit of $1,215,948 and incurred a net loss of $830,747 for the three-month period ended October 31, 2015.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and our principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report for July 31, 2015 on Form 10-K, filed with the SEC on November 23, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2015, the Company entered into a one-year consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company issued 375,000 shares of the Company’s common stock due on the first day of the contract.

On August 10, 2015, the Company entered into a second consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company issued 1,000,000 shares of the Company’s common stock.

On September 28, 2015, the Company issued 50,000 shares of common stock at $0.20 per share for gross proceeds for working capital of $10,000.

On September 28, 2015, the Company issued 50,000 shares of common stock at $0.20 per share for gross proceeds for working capital of $10,000.

On September 28, 2015, the Company issued 37,500 shares of common stock at $0.20 per share for gross proceeds for working capital of $7,500

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

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*

Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certification
32.1+

Certification of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*    Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grasshopper Staffing, Inc.

Date: December 20, 2016
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)