Form 10-Q
period 2016-04-30
GRASSHOPPER STAFFING, INC.
filed 2017-01-23
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of January 23, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.

(FORMERLY TOMICHI CREEK OUTFITTERS)

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2016	2015
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,731	$17,617
Accounts receivable, net	23,728	20,345
Prepaid expenses and other current assets	-	2,633
Total Current Assets	28,459	40,595

Property and equipment, net	4,459	5,178
Intangible assets, net	2,927	4,178
	7,386	9,356

TOTAL ASSETS	$35,845	$49,951

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$95,811	$45,297
Due to others	2,854	-
Due to related party	123,025	16,671
Factoring arrangement	19,098	-
Total Current Liabilities	240,788	61,968

Due to stockholders	-	-

TOTAL LIABILITIES	240,788	61,968

Commitments and contingencies	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 16,425,000 shares issued and outstanding as of April 30, 2016 and July 31, 2015, respectively	26,288	16,425
Additional paid-in capital	5,212,405	1,335,976
Deferred stock compensation	(288,367)	(979,217)
Common stock payable	-	-
Accumulated deficit	(5,155,269)	(385,201)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(204,943)	(12,017)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$35,845	$49,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRASSHOPPER STAFFING, INC.

(FORMERLY TOMICHI CREEK OUTFITTERS)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

NET REVENUES
Contract staffing services	$60,844	$32,716	$305,902	$32,716

COST OF SERVICES
Cost of services	41,389	12,151	216,635	12,151

GROSS PROFIT	19,455	20,565	89,267	20,565

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	105,034	3,000	793,177	12,150
Payroll and related expenses	268,866	-	789,674	-
Warrants issued for services	3,221,070	-	3,221,070	-
Selling, general and administrative expenses	23,551	3,119	52,731	4,050
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	3,618,521	6,119	4,856,652	16,200

INCOME (LOSS) FROM OPERATIONS	(3,599,066)	14,446	(4,767,385)	4,365

OTHER (EXPENSE) INCOME
Interest expense	(1,807)	-	(2,683)	-
TOTAL OTHER EXPENSE	(1,807)	-	(2,683)	-

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,600,873)	14,446	(4,770,068)	4,365

(Provision) benefit for income taxes	-	-	-	-

NET INCOME (LOSS)	(3,600,873)	14,446	(4,770,068)	4,365

NET LOSS PER COMMON SHARE
Basic	$(0.21)	$(0.00)	$(0.24)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	16,949,241	13,168,539	20,065,967	13,054,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRASSHOPPER STAFFING, INC.

(FORMALLY TOMICHI CREEK OUTFITTERS)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,770,068)	$4,365
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,970	-
Amortization of deferred stock compensation, related parties	690,850	-
Issuance of common stock for services	506,113	-
Fair value of warrants issued for services	3,348,679	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,383)	(21,110)
Prepaid expenses and other current assets	2,633	-
Accounts payable and accrued expenses	64,514	(10,805)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(158,692)	(27,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	17,501	-
Proceeds from third party loans	2,854	-
Proceeds from shareholder loans	111,654	8,900
Payments of shareholder loans	(5,300)	-
Advances under factoring arrangements	20,000	-
Repayments under factoring arrangements	(903)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	145,806	8,900

Net increase (decrease) in cash and cash equivalents	(12,886)	(18,650)

Cash and cash equivalents, beginning of period	17,617	23,063

Cash and cash equivalents, end of period	$4,731	$4,413

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH ACTIVITIES

Issuance of shares for the extinguishment of AP	$8,000	$-
Issuance of warrants for the satisfaction of AP	$6,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

NOTE 2 - SEASONAL NATURE OF OPERATIONS

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December. Therefore, the results of operations presented for the nine months ended April 30, 2016, are not necessarily representative of the results of operations for the full year.

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

APRIL 30, 2016

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended April 30, 2016 and 2015 and cash flows for the nine months ended April 30, 2016 and 2015 and our financial position as of April 30, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At April 30, 2016 and July 31, 2015, the Company considered its accounts receivable to be fully collectible.

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

APRIL 30, 2016

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At April 30, 2016, no revision to the remaining amortization period of the intangible assets was made.

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

APRIL 30, 2016

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

APRIL 30, 2016

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2016 and July 30, 2015:

	April 30, 2016	July 30, 2015
Computer equipment	$2,643	$2,643
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(1,191)	(472)
Total property and equipment, net	$4,459	$5,178

Depreciation expense for the nine months ended April 30, 2016 and April 30, 2015 was $719 and $0 respectively.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(unaudited)

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at April 30, 2016 and July 30, 2015:

	April 30, 2016	July 30, 2015
Website development	$5,000	$5,000
Less: accumulated amortization	(2,073)	(822)
Total intangible assets, net	$2,927	$4,178

Amortization expense for the nine months ended April 30, 2016 and April 30, 2015 was $1,251 and $0 respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at April 30, 2016 and July 31, 2015:

	April 30, 2016	July 31, 2015

Accounts Payable	$21,244	$19,512
Accrued Expenses	33,600	22,141
Payroll Taxes	40,967	3,644

Total	$95,811	$45,297

NOTE 8 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended April 30, 2016 and 2015. At April 30, 2016, two customers accounted for 65% of the Company’s total revenue.

Customer	Nine Months Ended April 30, 2016	Nine Months Ended April 30, 2015
A	51%	0%
B	14%	0%

NOTE 9 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of April 30, 2016 and July 31, 2015, members of management have loaned the Company $123,025 and $16,671, respectively. The loans are payable on demand and carry no interest.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(unaudited)

NOTE 10 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At April 30, 2016 and July 31, 2015, the Company had 26,287,500 and 16,425,000 common shares issued and outstanding, respectively.

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

The Company has recorded $690,850 of consulting expense for the nine months ended April 30, 2016 related to these agreements.

On August 3, 2015, the Company entered into a one-year consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company paid compensation of $12,500 for the first month and $10,000 a month thereafter and issued 375,000 shares of the Company’s common stock on August 24, 2015.  In addition, as per the agreement, the Company was to issue $75,000 in common stock to be priced at the closing bid price of the last trading day of the previous period during both the third and fourth three-month period. This agreement was terminated on December 3, 2015 and as a result, the additional $150,000 in common stock will not be issued.  As of the date of termination, the Company had paid Acorn Management an aggregate total of $36,500.  The remaining $6,000 due to Acorn will be paid satisfied through the issuance of warrants as per the agreement dated March 29, 2016 (see below).

On August 10, 2015, the Company entered into a second consulting agreement with Acorn Management Partners, LLC, with no termination date, for 1,000,000 shares of the Company’s common stock that were issued on August 24, 2015. Under the terms of the agreement, the stock is considered to be fully earned on the date of issuance.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a purchase price of $0.001 per share. The first month’s retainer was offset by the $8,000 for the shares purchased, resulting in a reduction of accounts payable.  For the nine months ended April 30, 2016, the Company has recorded $80,000 in consulting expense related to this agreement.

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

On September 28, 2015, the Company issued 37,500 shares of common stock at $0.20 per share for gross proceeds for working capital of $7,500

GRASSHOPPER STAFFING, INC.

(formerly Tomichi Creek Outfitters)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(unaudited)

NOTE 10 - CAPITAL STOCK (Continued)

Warrants:

On October 28, 2015, the Company entered into a one-year consulting agreement with Caro Capital LLC. Under the terms of the agreement, the Company made a commitment of $2,500 per month for nine months, until the Company closed on financing. As the agreement terminated on February 18, 2016 and no financing was raised, the Company does not owe the consultant any cash compensation and therefore no accrual is shown on the balance sheet.  According to the terms of the agreement, upon execution the Company is to issue 200,000 warrants for share of the Company’s common stock at an exercise price of 0.001 per share for a total purchase price of $200.  In addition, the Company is to issue, and the consultant is to purchase, 200,000 additional warrants per quarter (up to 800,000 warrants in total).  As of January 31, 2016 the Company has issued 400,000 warrants and recorded $127,609 in consulting fees related to the fair value of the warrants.  On February 10, 2016, the Company terminated the agreement dated October 28, 2015 with Caro Capital LLC.  As a result of the termination of the agreement, the 400,000 warrants were cancelled.  On February 10, 2016, 400,000 shares of common stock valued at $10,000 were issued by the Company as compensation for four months of service.

On March 29, 2016, the Company agreed to issue 6,000,000 warrants to purchase shares of the Company’s common stock as satisfaction of $6,000 in compensation that was owed to Acorn Management Partners, LLC. The warrants have an exercise price of $0.01 and expire ten years from the date of issuance.  The warrants were valued using the Black-Scholes option-pricing model and a fair value of $3,221,070 was expensed.

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

April 30, 2016
Volatility	189% - 208%
Expected remaining term (in years)	1.00 - 10.00
Risk-free interest rate	0.33% - 1.81%
Expected dividend yield	None

As of April 30, 2016, there are no options outstanding to acquire any additional shares of common stock of the Company.

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

APRIL 30, 2016

(unaudited)

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

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December.  Therefore, the results of operations presented for the nine months ended April 30, 2016, are not necessarily representative of the results of operations for the full year.

RESULTS OF OPERATIONS

Results of Operations

For the three months ended April 30, 2016 compared to 2015

The Company had $60,844 and $32,716 of revenue during the three months ended April 30, 2016 and 2015, respectively. The increase of $28,128 was due to revenue achieved by contract staffing services.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $3,618,521 and $6,119 for the three months ended April 30, 2016 and 2015, respectively. This increase of $3,612,402 was primarily due to the fair value of warrants in the amount of $3,221,070 that were issued in the three months ended April 30, 2016. In addition, there was also an increase in professional fees along with an increase in payroll and related expenses.

Net Loss

The comparable net loss for the three months ended April 30, 2016 was $3,600,873, as compared to the net incomes for the three months ended April 30, 2015, of $14,446. This increased net loss of $3,615,319 was due primarily to the fair value of warrants in the amount of $3,221,070 that were issued in the three months ended April 30, 2016. In addition, there was also an increase in professional fees along with an increase in payroll and related expenses.

For the nine months ended April 30, 2016 compared to 2015

The Company had $305,902 and $32,716 of revenue during the nine months ended April 30, 2016 and 2015, respectively. The increase of $273,186 was due to revenue achieved by contract staffing services.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $4,856,652 and $16,200 for the nine months ended April 30, 2016 and 2015, respectively. This increase of $4,840,452 was primarily due to the fair value of warrants in the amount of $3,221,070 that were issued in the nine months ended April 30, 2016. In addition, there was also an increase in professional fees along with an increase in payroll and related expenses.

Net Loss

The comparable net loss for the nine months ended April 30, 2016 was $4,770,068, as compared to the net income for the nine months ended April 30, 2015, of $4,365. This increased net loss of $4,774,433 was due primarily to the fair value of warrants in the amount of $3,221,070 that were issued in the nine months ended April 30, 2016. In addition, there was also an increase in professional fees along with an increase in payroll and related expenses.

Liquidity and Capital Resources

Working Capital

	April 30, 2016	July 31, 2015
	(unaudited)	(audited)

Current Assets	$28,459	$40,595
Current Liabilities	240,788	61,968
Working Capital (Deficiency)	$(212,329)	$(21,373)

Current assets for the quarter ended April 30, 2016 decreased compared to July 31, 2015, primarily due to a decrease in cash and cash equivalents during the quarter ended April 30, 2016.

Current liabilities for the quarter ended April 30, 2016 increased compared to July 31, 2015 due to an increase in loans from management and accrued expenses during the quarter ended April 30, 2016.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operations was $158,692 for the nine months ended April 30, 2016 compared to $27,550 for the nine months ended April 30, 2015. This increase was primarily attributable to an increase in net loss during the nine months ended April 30, 2016, offset by an increase in stock compensation expense, an increase in common stock issued for services, and an increase in the fair value of warrants issued for services in the nine months ended April 30, 2016.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended April 30, 2016 were $145,806 compared to $8,900 for nine months ended April 30, 2015.  This increase is primarily attributed to proceeds from shareholder loans of $111,654 as well as proceeds from the issuance of common stock of $17,501 and advances under factoring arrangements of $20,000 in the nine months ended April 30, 2016.

Going Concern

At April 30, 2016, we had an accumulated deficit of $5,155,269 and incurred a net loss of $4,770,068 for the nine-month period ended April 30, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We have generated minimal revenues and have incurred losses since inception. Accordingly, we will be dependent on future additional financing in order to finance operations and growth.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2016.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 29, 2016, the Company agreed to issue 6,000,000 warrants to purchase shares of the Company’s common stock as satisfaction of $6,000 in compensation that was owed to Acorn Management Partners, LLC.

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

Date: January 23, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)