Form 10-K
period 2016-07-31
GRASSHOPPER STAFFING, INC.
filed 2017-07-18
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36564

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of  the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,068,750.

As of July 18, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

As used in this Annual Report, “we,” “us,” “our,” “Grasshopper,”” “Company,” or “our Company” refers to Grasshopper Staffing, Inc.

CORPORATE BACKGROUND

Grasshopper Staffing Inc (the “Company”), formally Tomichi Creek Outfitters, was incorporated in the state of Nevada on June 25, 2013.  Our plan of operation is to provide our clients with a once in a lifetime experience to harvest a big game animal or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado, which is approximately four hours southwest of Denver. We are nestled just west of the continental divide surrounded by 12,000 to 14,000-foot mountain peaks.  This territory is remote, yet accessible, and rich with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  The Company has access to over 500,000 acres of private land which is located adjacent to approximately 42 square miles of public land.

On March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Staffing Inc. (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Grasshopper Colorado. The assets purchased include the trademark and website, office supplies and office furniture.  Grasshopper Colorado is operating as a wholly-owned subsidiary of the Company and is now the primary operation of our business.

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

Available Information

We electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

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

As of July 18, 2017, 29 states, Washington D.C, the District of Columbia and Guam allow their citizens to use medical cannabis through de-criminalization. Voters in the following 8 States, Oregon, Colorado, Washington, Alaska, California, Massachusetts, Maine and Nevada, have legalized cannabis for adult recreational use. In 2017, Indiana, Iowa, Kentucky, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, Utah and Wisconsin all have legislative bills in various stages of progress concerning cannabis legalization.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of July 18, 2017, there were 26,287,500 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices are located at 200 S Victoria Ave, Pueblo, Co 81003.  We lease this property through a one-year lease beginning on February 1, 2016. The lease expired on January 31, 2017 and we are now leasing on a month to month basis with a monthly rental payment of $800. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

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

(a) Market Information

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

(b) Holders

As of July 18, 2017, there were approximately 46 stockholders of record. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The Company does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Blvd, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

On August 3, 2015, the Company entered into a one-year consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company paid compensation of $12,500 for the first month and $10,000 a month thereafter and issued 375,000 shares of the Company’s common stock on August 24, 2015 valued at $146,213.  In addition, as per the agreement, the Company was to issue $75,000 in common stock to be priced at the closing bid price of the last trading day of the previous period during both the third and fourth three-month period. This agreement was terminated on December 3, 2015 and as a result, the additional $150,000 in common stock will not be issued.  As of the date of termination, the Company had paid Acorn Management an aggregate total of $36,500.  The remaining $6,000 due to Acorn was satisfied through the issuance of warrants as per the agreement dated March 29, 2016 (see below).

On August 10, 2015, the Company entered into a second consulting agreement with Acorn Management Partners, LLC, with no termination date, for 1,000,000 shares of the Company’s common stock that were authorized to be issued on August 5, 2015 and were issued on August 24, 2015. Under the terms of the agreement, the stock is considered to be fully earned on the date of issuance.  The shares were valued at the date of authorization at $0.3889 per share or $389,900.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company has recorded $503,389 in consulting expense related to this agreement resulting in an unamortized portion amounting to $2,284,611.

On September 28, 2015, the Company issued 50,000 shares of common stock at $0.20 per share for gross proceeds for working capital of $10,000.

On September 28, 2015, the Company issued 37,500 shares of common stock at $0.20 per share for gross proceeds for working capital of $7,500.

On October 28, 2015, the Company entered into a one-year consulting agreement with Caro Capital LLC. Under the terms of the agreement, the Company made a commitment of $2,500 per month for nine months, until the Company closed on financing. As the agreement terminated on February 18, 2016 and no financing was raised, the Company does not owe the consultant any cash compensation and therefore no accrual is shown on the balance sheet.  According to the terms of the agreement, upon execution the Company is to issue 200,000 warrants for share of the Company’s common stock at an exercise price of 0.001 per share for a total purchase price of $200.  In addition, the Company is to issue, and the consultant is to purchase, 200,000 additional warrants per quarter (up to 800,000 warrants in total).  As of January 31, 2016 the Company has issued 400,000 warrants and recorded $127,609 in consulting fees related to the fair value of the warrants.  On February 10, 2016, the Company terminated the agreement dated October 28, 2015 with Caro Capital LLC.  As a result of the termination of the agreement, the 400,000 warrants were cancelled.  On February 10, 2016, 400,000 shares of common stock with a market value of $0.32 per share or $128,000 were issued by the Company as compensation for four months of service.

On March 29, 2016, the Company agreed to issue 6,000,000 warrants to purchase shares of the Company’s common stock as satisfaction of $6,000 in compensation that was owed to Acorn Management Partners, LLC. The warrants have an exercise price of $0.01 and expire ten years from the date of issuance.  The warrants were valued using the Black-Scholes option-pricing model and a fair value of approximately $3,200,000 was expensed.

Rule 10B-18 Transactions

During the year ended July 31, 2016, there were no repurchases of the Company’s common stock by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Business Overview

Grasshopper Staffing Inc (the “Grasshopper Staffing”), formally Tomichi Creek Outfitters, was incorporated in the state of Nevada on June 25, 2013.  We are a development stage company with a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver.  We are located just west of the continental divide surrounded by 12,000 to 14,000-foot mountain peaks.  This territory is remote yet accessible with diverse wildlife which is adjacent to the 1.86 million acre Rio Grande National Forest.  Grasshopper Staffing’s primary business is offering professionally guided Elk or Deer animal hunts.  This area of the country is home to trophy size Elk and Mule Deer.  Our secondary business includes offering guided scenic tours.  Every season offers an opportunity to view diverse wildlife and scenic views for every season of the year.  We plan to offer guided options in addition to providing maps and information on where clients can locate what they are interested in if they wish to trek on their own.

On March 2, 2015, we entered into a Business Acquisition Agreement under which we acquired the business and assets of Grasshopper Staffing in exchange for 250,000 shares of common stock. The assets purchased include the trademark and website, office supplies and office furniture.  Grasshopper is operating as a wholly-owned subsidiary of the Company and is now the primary operation of our business.

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

RESULTS OF OPERATIONS

Results of Operations

The Company had $439,736 and $146,305 of revenue during the year ended July 31, 2016 and 2015, respectively. The increase of $293,431 was due to revenue achieved by contract staffing services.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $5,893,055 and $396,089 for the years ended July 31, 2016 and 2015, respectively. This increase of $5,496,966 was primarily due to the fair value of warrants in the amount of $3,221,070 that were issued in the year ended July 31, 2016.  Additionally, there was a $702,578 increase in payroll and related expenses which was primarily related to the amortization of stock compensation and a $1,524,770 increase in professional fees during the year ended July 31, 2016 as a result of shares and warrants issued for services.

Net Loss

The comparable net loss for the year ended July 31, 2016 was $5,779,882, as compared to the net loss of $346,413 for the year ended July 31, 2015. This increased net loss of $5,433,469 was due primarily to the fair value of warrants in the amount of $3,227,070 that were issued in the year ended July 31, 2016.  In addition, there was also an increase in professional fees of approximately $1,500,000 mainly related to shares and warrants issued for services along with an increase in payroll and related expenses amounting to $702,578 mainly related to the amortization of deferred stock compensation.

Liquidity and Capital Resources

Working Capital

	July 31, 2016	July 31, 2015
Current Assets	$21,403	$40,595
Current Liabilities	359,212	61,968
Working Capital (Deficiency)	$(337,809)	$(21,373)

Current assets for the year ended July 31, 2016 decreased compared to July 31, 2015, primarily due to a decrease in cash and cash equivalents during the year ended July 31, 2016.

Current liabilities for the year ended July 31, 2016 increased compared to July 31, 2015 due to an increase in loans from management and accrued expenses during the year ended July 31, 2016.

Net Cash Used in Operating Activities

Net cash used in operations was $153,907 for the year ended July 31, 2016 compared to $19,517 for the year ended July 31, 2015. This increase was primarily attributable to an increase in net loss during the year ended July 31, 2016, offset by an increase in stock compensation expense, an increase in common stock issued for services, and an increase in the fair value of warrants issued for services in the year ended July 31, 2016.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the year ended July 31, 2016 were $136,290 compared to $14,071 for year ended July 31, 2015.  This increase is primarily attributed to proceeds from shareholder loans of $110,564 as well as proceeds from the issuance of common stock of $17,501.

The Company’s cash balance at July 31, 2016 was $0. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its common stock to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2016.

The financial position of the Company at the year ended July 31, 2016 showed a decrease in assets of $21,824 from $49,951 at July 31, 2015.  This was due primarily to the decreases in the Company’s cash account.  The liabilities at July 31, 2016 increased to $359,212 from $61,968 at July 31, 2015. This increase was partially the result of an increase in accounts payable and monies due to a related party.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support meaningful ongoing operations. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2016 and 2015.  The foregoing raises substantial doubt about the Company’s ability to continue as a going concern.  We intend on financing our future development activities and working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2016.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Grasshopper Staffing, Inc.:

We have audited the accompanying consolidated balance sheet of Grasshopper Staffing, Inc.  (the “Company”)  as of July 31, 2016, and the related consolidated statement of operations, statement of changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grasshopper Staffing, Inc. as of July 31, 2016 and the results of its operations and its cash flows for the year ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

July 18, 2017

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	10101 Flair Court. Tampa, FL 33615 (813) 361-5741

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Grasshopper Staffing, Inc.

We have audited the accompanying consolidated balance sheet of Grasshopper Staffing, Inc. as of July 31, 2015 and the related consolidated statement of operations, changes in stockholders’ deficiency, and cash flows for the year ended July 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grasshopper Staffing, Inc. as of July 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

November 23, 2016

GRASSHOPPER STAFFING, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$17,617
Accounts receivable, net	15,929	20,345
Prepaid expenses and other current assets	5,474	2,633
Total Current Assets	21,403	40,595

Property and equipment, net	4,217	5,178
Intangible assets, net	2,507	4,178
	6,724	9,356

TOTAL ASSETS	$28,127	$49,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$54,041	$41,653
Accounts payable and accrued expenses - related party	103,742	-
Payroll related liabilities	51,618	3,644
Due to others	2,854	-
Due to related party	121,935	16,671
Factoring arrangement	25,022	-
Total Current Liabilities	359,212	61,968

TOTAL LIABILITIES	359,212	61,968

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 16,425,000 shares issued and outstanding as of July 31, 2016 and July 31, 2015, respectively	26,288	16,425
Additional paid-in capital	5,807,710	356,759
Accumulated deficit	(6,165,083)	(385,201)
TOTAL STOCKHOLDERS' DEFICIT	(331,085)	(12,017)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,127	$49,951

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	July 31,
	2016	2015

NET REVENUES
Contract staffing services	$439,736	$146,305

COST OF SERVICES
Cost of services	315,282	96,297

GROSS PROFIT	124,454	50,008

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	4,765,165	19,325
Payroll and related expenses	1,055,875	353,297
Selling, general and administrative expenses	72,015	23,467
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	5,893,055	396,089

LOSS FROM OPERATIONS	(5,768,601)	(346,081)

OTHER EXPENSE
Interest expense	(11,281)	(332)
TOTAL OTHER EXPENSE	(11,281)	(332)

NET LOSS	(5,779,882)	(346,413)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.27)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	21,629,850	13,459,795

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - July 31, 2014	13,000,000	$13,000	$27,000	$(38,788)	$1,212

Stock-based compensation	3,175,000	3,175	1,298,575	-	1,301,750
Deferred compensation	-	-	(979,217)	-	(979,217)
Acquisition of subsidiary	250,000	250	10,401	-	10,651
Net loss	-	-	-	(346,413)	(346,413)

Balance July 31, 2015	16,425,000	16,425	356,759	(385,201)	(12,017)

Stock-based compensation	1,775,000	1,775	662,338	-	664,113
Amortization of deferred compensation	-	-	921,133	-	921,133
Stock issued for cash	87,500	88	17,412	-	17,500
Issuance of common stock for services - related party	8,000,000	8,000	495,389	-	503,389
Fair value of warrants issued for services	-	-	3,354,679	-	3,354,679
Net loss	-	-	-	(5,779,882)	(5,779,882)

Balance July 31, 2016	26,287,500	$26,288	$5,807,710	$(6,165,083)	$(331,085)

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,779,882)	$(346,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,632	1,295
Revenue factoring expense	14,350	-
Amortization of deferred stock compensation, related parties	921,133	-
Issuance of common stock for services	664,113	322,533
Issuance of common stock for services - related party	503,389	-
Fair value of warrants issued for services	3,354,679	-
Changes in operating assets and liabilities:
Accounts receivable, net	4,416	(20,345)
Prepaid expenses and other current assets	(2,841)	(2,633)
Accounts payable and accrued expenses	12,388	22,402
Accounts payable and accrued expenses - related party	103,742	-
Payroll related liabilities	47,974	3,644

NET CASH USED IN OPERATING ACTIVITIES	(153,907)	(19,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	17,500	-
Proceeds from third party loans	2,854	-
Proceeds from shareholder loans	110,564	25,755
Payments of shareholder loans	(5,300)	(11,684)
Advances under factoring arrangements	35,000	-
Repayments under factoring arrangements	(24,328)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	136,290	14,071

Net decrease in cash and cash equivalents	(17,617)	(5,446)

Cash and cash equivalents, beginning of year	17,617	23,063

Cash and cash equivalents, end of year	$-	$17,617

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH ACTIVITIES

Common stock issued as deferred stock compensation - related parties	$-	$979,217
Common stock issued in acquisition of subsidiary	$-	$10,651

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 1 - NATURE OF OPERATIONS

Grasshopper Staffing Inc (the “Company”), formally Tomichi Creek Outfitters, was formed in the state of Nevada on June 25, 2013 and its year-end is July 31.

On March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which it acquired the business and assets of Grasshopper Staffing Inc (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all of the outstanding shares of Grasshopper Colorado. The assets purchased include the logo and website, office supplies and office furniture. Grasshopper Colorado is operating as a wholly-owned subsidiary of the Company and is now the primary operation of its business.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has a history of losses, an accumulated deficit, has negative working capital and has not generated cash from its operations to support meaningful ongoing operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon advancement of operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At July 31, 2016 and 2015, the Company wrote off $4,396 and $0 to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At July 31, 2016, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

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

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Advertising

Advertising costs are expensed as incurred. As of July 31, 2016 and July 31, 2015, no advertising costs have been incurred.

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Recent Accounting Pronouncements

The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 201601, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available for sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 - 09 Improvements to Employee ShareBased Payment Accounting” which is intended to improve the accounting for employee sharebased payments. The ASU simplifies several aspects of the accounting for sharebased payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulativeeffect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2016, the FASB issued an Accounting Standards Update (ASU) “ASU 2016 - 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 201615, "Classification of Certain Cash Receipts and Cash Payments." ASU 201615 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 201615 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued Accounting Standards Update No. (“ASU”) 201620, an amendment to Accounting Standards Update No. 201409, Revenue from Contracts with Customers (Topic 606). This ASU addressed several areas related to contracts with customers. This topic is not yet effective and will become effective with Topic 606. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 201702, an amendment to Topic 805, Business Combinations. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this Update affect all reporting entities that must determine whether they have acquired or sold a business. The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this Update apply to annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued Accounting Standards Update No. (“ASU”) 201704, an amendment to Topic 350, Intangibles - Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Computer equipment	$2,644	$2,643
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(1,434)	(472)
Total property and equipment, net	$4,217	$5,178

Depreciation expense for the years ended July 31, 2016 and 2015 was $961 and $472 respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following at July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Website development	$5,000	$5,000
Less: accumulated amortization	(2,493)	(822)
Total intangible assets, net	$2,507	$4,178

Amortization expense for the years ended July 31, 2016 and 2015 was $1,671 and $822 respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Accounts Payable	$40,486	$19,512
Accrued Expenses	1,600	1,600
Accrued Payroll	10,951	20,541
Cash Overdraft	1,004	-
Total	$54,041	$41,653

NOTE 7 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016. The original unpaid payroll taxes to the IRS for these periods totaled $32,966.

As of July 31, 2016, the past due balance due to the IRS, including penalties, interest, and fees, totaled $51,618. During the year ended July 31, 2016 the Company incurred $9,539 in penalties and interest from the IRS. Subsequent to year end, on February 10, 2017, the Company paid back $10,116 of the outstanding liability, interest and penalties related to the March 31, 2016 tax period. The Company is working with the IRS to negotiate a payment plan for the remaining balance due.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 8 - FACTORING ARRANGEMENTS

On April 13, 2016, the Company entered into a revenue-based factoring agreement with TUV Investments LLC (“TUV”), pursuant to which for consideration of $20,000 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $27,600 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay TUV the greater of an authorized daily debit (ACH withdrawal) of $199 on each available banking day, or 14% of the Company’s daily receipts until the $27,600 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $8,305 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2016, this agreement has an outstanding balance of $13,740.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Merchant Cash Advance Fund One (“Merchant”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay Merchant the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $3,774 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2016, this agreement has an outstanding balance of $5,691.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Samson Horus (“Samson”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms. The repayment terms provide, that the Company shall pay Samson the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $4,475 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2016, this agreement has an outstanding balance of $5,591.

NOTE 9 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended July 31, 2016 and 2015. At July 31, 2016, three customers accounted for 62% of the Company’s total revenue.

Customer	Year Ended July 31, 2016	Year Ended July 31, 2015
A	35%	46%
B	16%	23%
C	10%	15%

NOTE 10 - INCOME TAXES

The Company files corporate income tax returns in the United States (federal), Nevada and Colorado. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 10 - INCOME TAXES (continued)

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate net of federal benefit of 3.01% and 0.00% to income before taxes related to operations in Colorado and Nevada, respectfully), as follows:

	For the Years Ended July 31,
	2016	2015
Expected tax	$1,965,200	$129,000
Permanent differences - primarily equity based compensation	(2,014,000)	(119,000)
Increase in valuation allowance	(125,000)	(10,000)
Total	$--	$--

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2016 and 2015 are as follows:

	For the Years Ended July 31,
	2016	2015

Net operating losses	$147,800	$22,800
Valuation allowance	(147,800)	(22,800)
Net deferred tax asset	$--	$--

The Company has approximately $454,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. The tax returns for 2013 through 2016 remain open for inspection by federal and state taxing authorities.  Utilization of the NOL’s may be limited under IRC certain 382 due to ownership changes.

NOTE 11 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of July 31, 2016 and July 31, 2015, members of management have loaned the Company $121,935 and $16,671, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of July 31, 2016 and 2015, the Company has accrued $103,742 and $0, respectively in monthly retainer fees and travel expenses related to this agreement.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At July 31, 2016 and July 31, 2015, the Company had 26,287,500 and 16,425,000 common shares issued and outstanding, respectively.

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

Shares Issued for Services:

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,533 was recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,217 was recorded to additional paid in capital and is being amortized over the life of the employment agreements (15 - 18 months).  The Company has recorded $921,133 of consulting expense for the year ended July 31, 2016 related to these agreements.

On August 3, 2015, the Company entered into a one-year consulting agreement with Acorn Management Partners, LLC.  Under the terms of the agreement, the Company paid compensation of $12,500 for the first month and $10,000 a month thereafter and issued 375,000 shares of the Company’s common stock on August 24, 2015 valued at $146,213.  In addition, as per the agreement, the Company was to issue $75,000 in common stock to be priced at the closing bid price of the last trading day of the previous period during both the third and fourth three-month period. This agreement was terminated on December 3, 2015 and as a result, the additional $150,000 in common stock will not be issued.  As of the date of termination, the Company had paid Acorn Management an aggregate total of $36,500.  The remaining $6,000 due to Acorn was satisfied through the issuance of warrants as per the agreement dated March 29, 2016 (see below).

On August 10, 2015, the Company entered into a second consulting agreement with Acorn Management Partners, LLC, with no termination date, for 1,000,000 shares of the Company’s common stock that were authorized to be issued on August 5, 2015 and were issued on August 24, 2015. Under the terms of the agreement, the stock is considered to be fully earned on the date of issuance.  The shares were valued at the date of authorization at $0.3889 per share or $389,900.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company has recorded $503,389 in consulting expense related to this agreement resulting in an unamortized portion amounting to $2,284,611.

Shares Issued for Working Capital:

On September 28, 2015, the Company issued 50,000 shares of common stock at $0.20 per share for gross proceeds for working capital of $10,000.

On September 28, 2015, the Company issued 37,500 shares of common stock at $0.20 per share for gross proceeds for working capital of $7,500.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 12 - CAPITAL STOCK (continued)

Warrants:

On October 28, 2015, the Company entered into a one-year consulting agreement with Caro Capital LLC. Under the terms of the agreement, the Company made a commitment of $2,500 per month for nine months, until the Company closed on financing. As the agreement terminated on February 18, 2016 and no financing was raised, the Company does not owe the consultant any cash compensation and therefore no accrual is shown on the balance sheet.  According to the terms of the agreement, upon execution the Company is to issue 200,000 warrants for share of the Company’s common stock at an exercise price of 0.001 per share for a total purchase price of $200.  In addition, the Company is to issue, and the consultant is to purchase, 200,000 additional warrants per quarter (up to 800,000 warrants in total).  As of January 31, 2016 the Company has issued 400,000 warrants and recorded $127,609 in consulting fees related to the fair value of the warrants.  On February 10, 2016, the Company terminated the agreement dated October 28, 2015 with Caro Capital LLC.  As a result of the termination of the agreement, the 400,000 warrants were cancelled.  On February 10, 2016, 400,000 shares of common stock with a market value of $0.32 per share or $128,000 were issued by the Company as compensation for four months of service.

On March 29, 2016, the Company agreed to issue 6,000,000 warrants to purchase shares of the Company’s common stock as satisfaction of $6,000 in compensation that was owed to Acorn Management Partners, LLC. The warrants have an exercise price of $0.01 and expire ten years from the date of issuance.  The warrants were valued using the Black-Scholes option-pricing model and a fair value of approximately $3,200,000 was expensed.

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

July 31, 2016
Volatility	189% - 208%
Expected remaining term (in years)	1.00 - 10.00
Risk-free interest rate	0.33% - 1.81%
Expected dividend yield	None

A summary of the Company’s warrant activity during the years ended July 31, 2016 ad 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2015	-	$-	-	$-
Granted	6,800,000	0.01	9.67	-
Forfeited	(800,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, July 31, 2016	6,000,000	$0.01	9.67	$1,860,000

Exercisable, July 31, 2016	6,000,000	$0.01	9.67	$1,860,000

As of July 31, 2016, there are no options outstanding to acquire any additional shares of common stock of the Company.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 and JULY 31, 2015

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUBSEQUENT EVENTS

The Company follows the guidance in Sections 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has evaluated the period after the balance sheet date up through the date of filing, which is the date that the consolidated financial statements were issued, and determined that, there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 6, 2017, Stevenson & Company CPAs, LLP (“Stevenson”) informed the Company that Stevenson was resigning, effective immediately, as the Company’s independent registered public accounting firm. Stevenson resigned because Stevenson declined to stand for re-appointment.

During the fiscal year ended July 31, 2015 and in the subsequent interim period through March 6, 2017, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Stevenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Stevenson’s reports on the consolidated financial statements of the Company for the fiscal year ended December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On March 7, 2017, the Board of Directors of the Company engaged RBSM, LLP (“RBSM”) as the Company’s new independent registered public accounting firm.

During the fiscal years ended July 31, 2015 and 2014 and in the subsequent interim period through March 7, 2017, neither the Company nor anyone acting on its behalf consulted RBSM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company by RBSM that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. Based on such evaluation, our CEO and Principal Financial Officer concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2016, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of the date hereof.  The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

Name	Age	Title
Melanie Osterman	63	President, Chief Executive Officer and Chief Financial Officer
Jeremy Gindro	26	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Melanie Osterman, President, Chief Executive Officer and Chief Financial Officer, age 63

Ms. Osterman has over 20 years’ experience in management experience in multiple fields of employment.  Form 2005 until her present position, she was business development director for Security Title Insurance for ten years. She was in charge of all aspects of customer relations and training employees and customers on regulations in the industry. She also served as marketing and business development in the highly regulated banking industry at Pueblo Bank & Trust. She brings that experience to the highly regulated cannabis industry and has been a key player in gaining both state and national exposure in the media for Grasshopper Staffing, Inc.

Jeremy Gindro, Director, age 26

Mr. Gindro is the sole Director of the Company.  From September 1, 2005 through Present, Mr. Gindro has been a big game guide for individuals and groups of hunters.  From May 2008 through Present, Mr. Gindro is employed as a Supervisor working for Jim Gindro Construction, Pueblo, Colorado.  His responsibilities include operating heavy machinery including back hoes and bobcats to dig foundations for new homes, septic tanks, and underground utilities lines and piping for new and existing homes. Mr. Gindro is also instrumental in procuring new business for the Company and supervising all phases of the rough build-out of single family structures.

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

Board Committees

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at July 31, 2016 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at July 31, 2016.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Melanie Osterman,	2016	32,500	-	-	-	-	-	-	31,200
Chief Executive Officer, Chief Financial Officer (1)	2015	7,408	-	348,500	-	-	-	-	355,908

Amber Wick,	2016	-	-	-	-	-	-	-	1,000
Chief Executive Officer (2)	2015	1000	-	-	-	-	-	-	-

Jeremy Gindro,	2016	-	-	-	-	-	-	-	-
Chief Executive Officer (3)	2015	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 18, 2017 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial	Percent
Class	Owner of Shares (1)	Ownership (2)	of Class (3)
Common	Jeremy Gindro, Director	7,770,000	29.56%

Common	Melanie Osterman	850,000	3.23%

	All Officers and Directors as a Group	8,620,000	32.79%

Principal Shareholders:
Common Stock	Acorn Management Partners LLC 4080 McGinnis Ferry Rd #101 Alpharetta, GA 30005	7,375,000 (4)	22.84%

Common Stock	Platinum Equity Advisors, LLC 5628 Lyons View Pike Knoxville, TN 37919	8,000,000	30.43%

(1)

The address of our executive officer, director and beneficial owner Grasshopper Staffing, Inc., 200 South Victoria Avenue, Pueblo, CO 81003

(2)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(3)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of July 18, 2017 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of July 18, 2017, there were 26,287,500 shares issued and outstanding.

(4)

Represents 1,375,000 shares of Common Stock held by Platinum Equity Advisors, LLC and 6,000,000 shares of Common Stock issuable under warrants currently exercisable or exercisable within 60 days of July 18, 2017.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of July 31, 2016 and July 31, 2015, members of management have loaned the Company $121,935 and $16,671, respectively. The loans are payable on demand and carry no interest.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company has recorded $503,389 in consulting expense related to this agreement resulting in an unamortized portion amounting to $2,284,611.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of July 31, 2016 and 2015, the Company has accrued $103,742 and $0, respectively in monthly retainer fees and travel expenses related to this agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	Fiscal 2016	Fiscal 2015

Audit Fees	$23,500	$9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,500	$9,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1

Business Acquisition Agreement between Tomichi Creek Outfitters and Grasshopper Staffing, Inc., dated March 2, 2015 (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated March 5, 2015 and incorporated herein by reference)

3.1	Articles of Incorporation (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

3.2

Certificate of Amendment to Articles of Incorporation, filed November 2, 2015 (as filed with the Securities and Exchange Commission on Form 10-K dated November 23, 2016 and incorporated herein by reference)

3.3	Bylaws (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

10.1

Advisory Agreement dated January 15,2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2

Employment Agreement between the Company and Melanie Osterman, dated May 8, 2015 (as filed with the Securities and Exchange Commission on Form 10-K dated November 23, 2016 and incorporated herein by reference)

31.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grasshopper Staffing, Inc.

Date: July 18, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 18, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: July 18, 2017
By: /s/ Jeremy Gindro
Jeremy Gindro Director