Form 10-Q
period 2016-10-31
GRASSHOPPER STAFFING, INC.
filed 2017-08-25
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 25, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2016	2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable, net	47,796	15,929
Prepaid expenses and other current assets	2,862	5,474
Total Current Assets	50,658	21,403

Property and equipment, net	3,015	4,217
Intangible assets, net	2,087	2,507
	5,102	6,724

TOTAL ASSETS	$55,760	$28,127

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$56,930	$54,041
Accounts payable and accrued expenses - related party	163,742	103,742
Payroll related liabilities	64,879	51,618
Due to others	4,854	2,854
Due to related party	159,168	121,935
Factoring arrangement	25,322	25,022
Total Current Liabilities	474,895	359,212

TOTAL LIABILITIES	474,895	359,212

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 26,287,500 shares issued and outstanding as of October 31, 2016 and July 31, 2016, respectively	26,288	26,288
Additional paid-in capital	6,098,126	5,807,710
Accumulated deficit	(6,543,549)	(6,165,083)
TOTAL STOCKHOLDERS' DEFICIT	(419,135)	(331,085)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,760	$28,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31,
	2016	2015

NET REVENUES
Contract staffing services	$111,318	$96,267

COST OF SERVICES
Cost of services	83,596	57,317

GROSS PROFIT	27,722	38,950

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	321,931	596,418
Payroll and related expenses	68,784	257,717
Selling, general and administrative expenses	17,954	15,130
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	408,669	869,265

LOSS FROM OPERATIONS	(380,947)	(830,315)

OTHER EXPENSE
Interest expense	(469)	(432)
Other (expense) income	2,950	-
TOTAL OTHER EXPENSE	2,481	(432)

NET LOSS	(378,466)	(830,747)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	26,287,500	17,505,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(378,466)	$(830,747)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	1,622	662
Revenue factoring expense	8,469	-
Amortization of deferred stock compensation, related parties	58,083	230,283
Issuance of common stock for services	-	496,112
Issuance of common stock for services - related party	232,333	-
Other income	(2,950)	-
Fair value of warrants issued for services	-	63,805
Changes in operating assets and liabilities:
Accounts receivable, net	(31,867)	(14,556)
Prepaid expenses and other current assets	2,612	910
Accounts payable and accrued expenses	4,489	(11,225)
Accounts payable and accrued expenses - related party	60,000	-
Payroll related liabilities	13,261	-

NET CASH USED IN OPERATING ACTIVITIES	(32,414)	(64,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	17,500
Proceeds from third party loans	2,000	-
Proceeds from shareholder loans	39,183	30,955
Payments of shareholder loans	(600)	(1,300)
Advances under factoring arrangements	8,746	-
Repayments under factoring arrangements	(16,915)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,414	47,155

Net decrease in cash and cash equivalents	-	(17,601)

Cash and cash equivalents, beginning of period	-	17,617

Cash and cash equivalents, end of period	$-	$16

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F-3

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 2 - SEASONAL NATURE OF OPERATIONS

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December. Therefore, the results of operations presented for the three months ended October 31, 2016, are not necessarily representative of the results of operations for the full year.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern.  The Company has a history of losses, an accumulated deficit, has minimal working capital and has not generated cash from its operations to support meaningful ongoing operations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon advancement of operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended October 31, 2016 and 2015 and cash flows for the three months ended October 31, 2016 and 2015 and our financial position as of October 31, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 2016, which are included in the Company’s annual report on Form 10-K filed on July 18, 2017. The July 31, 2016 balance sheet is derived from those statements.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At October 31, 2016 and July 31, 2016, the Company wrote off $4,396 and $4,395, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At October 31, 2016, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2016 and July 31, 2016:

	October 31, 2016	July 31, 2016
Computer equipment	$2,643	$2,644
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(2,635)	(1,434)
Total property and equipment, net	$3,015	$4,217

Depreciation expense for the three months ended October 31, 2016 and 2015 was $1,202 and $242 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at October 31, 2016 and July 31, 2016:

	October 31, 2016	July 31, 2016
Website development	$5,000	$5,000
Less: accumulated amortization	(2,913)	(2,493)
Total intangible assets, net	$2,087	$2,507

Amortization expense for the three months ended October 31, 2016 and 2015 was $420 and $420 respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at October 31, 2016 and July 31, 2016:

	October 31, 2016	July 31, 2016
Accounts Payable	$42,046	$40,486
Accrued Expenses	-	1,600
Accrued Payroll	8,912	10,951
Cash Overdraft	5,972	1,004
Total	$56,930	$54,041

NOTE 8 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016. The original unpaid payroll taxes to the IRS for these periods totaled $32,966.

As of October 31, 2016, the past due balance due to the IRS, including penalties, interest, and fees, totaled $68,897. On February 10, 2017, the Company paid back $10,116 of the outstanding liability, interest and penalties related to the March 31, 2016 tax period.  During the year ended July 31, 2016 the Company incurred $9,539 in penalties and interest from the IRS. The Company is working with the IRS to negotiate a payment plan for the remaining balance due.

NOTE 9 - FACTORING ARRANGEMENTS

On April 13, 2016, the Company entered into a revenue-based factoring agreement with TUV Investments LLC (“TUV”), pursuant to which for consideration of $20,000 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $27,600 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay TUV the greater of an authorized daily debit (ACH withdrawal) of $199 on each available banking day, or 14% of the Company’s daily receipts until the $27,600 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $8,305 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2016 the Company had an outstanding liability due to TUV Investments of $13,143.  On October 4, 2016, the Company transferred the balance into a new loan agreement.  For additional consideration of $8,857, the Company agreed to the same terms as the original agreement until the agreed upon new purchase price of $30,360 is paid in full.  The Company has recognized all expenses related to this agreement in the aggregate total of $8,360 as factoring expenses on October 4, 2016.  As of October 31, 2016, this agreement has an outstanding balance of $22,398.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Merchant Cash Advance Fund One (“Merchant”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay Merchant the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $3,774 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of October 31, 2016, this agreement has an outstanding balance of $3,099.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 9 - FACTORING ARRANGEMENTS (continued)

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Samson Horus (“Samson”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms. The repayment terms provide, that the Company shall pay Samson the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $4,475 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of October 31, 2016, this agreement has an outstanding balance of $0.

NOTE 10 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2016 and 2015. At October 31, 2016, three customers accounted for 65% of the Company’s total revenue.

Customer	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015
A	29%	63%
B	16%	10%
C	15%	-

NOTE 11 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of October 31, 2016 and July 31, 2016, members of management have loaned the Company $159,168 and $121,935, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of October 31, 2016 and July 31 2016, the Company has accrued $163,742 and $103,742, respectively in monthly retainer fees and travel expenses related to this agreement.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At October 31, 2016 and July 31, 2016, the Company had 26,287,500 and 26,287,500 common shares issued and outstanding, respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

NOTE 12 - CAPITAL STOCK (Continued)

Shares Issued for Services:

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,533 was recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,217 was recorded to additional paid in capital and is being amortized over the life of the employment agreements (15 - 18 months).  The Company recorded $921,133 of the remaining balance in the year ended July 31, 2016 and has recorded $58,083 of consulting expense during the three months ended October 31, 2016.  The expense has been fully amortized as of October 31, 2016.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company has recorded $503,389 in consulting expense related to this agreement. During the three months ended October 31, 2016 the Company amortized an additional $232,333 leaving an unamortized balance of $2,555,667 at October 31, 2016.

Warrants:

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

A summary of the Company’s warrant activity during the three months ended October 31, 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2016	6,000,000	$.01	9.67	$1,860,000
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, October 31, 2016	6,000,000	$0.01	9.41	$2,100,000

Exercisable, October 31, 2016	6,000,000	$0.01	9.41	$2,100,000

As of October 31, 2016, there are no options outstanding to acquire any additional shares of common stock of the Company.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(unaudited)

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

NOTE 14 - SUBSEQUENT EVENTS

The Company follows the guidance in Sections 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has evaluated the period after the balance sheet date up through the date of filing, which is the date that the consolidated financial statements were issued, and determined that, there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements except for the following as disclosed below:

Related Party Advances

Through the date of filing there have been additional amounts representative of advances or amounts paid in satisfaction of liabilities from a director or member of management. The advances are considered temporary in nature and have not been formalized by a promissory note. As of the date of filing an additional $59,014 has been loaned to the Company. These loans are payable on demand and carry no interest (See Note 11).

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

RESULTS OF OPERATIONS

Results of Operations

For the three months ended October 31, 2016 compared to 2015

The Company had $111,318 and $96,267 of revenue during the three months ended October 31, 2016 and 2015, respectively. The increase of $15,051 was due to revenue achieved by contract staffing services.

Cost of Services

Cost of sales increased by $26,279 to $83,596 in the three months ended October 31, 2016 from $57,317 in the three months ended October 31, 2015.  The increase is primarily due to the hiring of additional workers in the three months ended October 31, 2106 versus the three months ended October 31, 2015.

Gross Profit

The Company had a gross profit of $27,722 in the three months ended October 31, 2016, which is a decrease of $11,228 from a gross profit of $38,950 in the three months ended October 31, 2015.  The decrease is primarily due to the increase in cost of services in the three months ended October 31, 2016.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $408,669 and $869,265 for the three months ended October 31, 2016 and 2015, respectively. This decrease of $460,596 was primarily due to an approximately $300,000 decrease in consulting fees and an approximately $172,000 decrease in stock compensation fees during the three months ended October 31, 2016.

Net Loss

The comparable net loss for the three months ended October 31, 2016 was $378,466, as compared to the net loss of $830,747 for the three months ended October 31, 2015. This decreased net loss of 452,281 was primarily due to an approximately $300,000 decrease in consulting fees and an approximately $172,000 decrease in stock compensation fees during the three months ended October 31, 2016.

Liquidity and Capital Resources

Working Capital

	October 31, 2016	July 31, 2016
	(unaudited)	(audited)

Current Assets	$50,658	$21,403
Current Liabilities	474,895	359,212
Working Capital (Deficiency)	$(424,237)	$(337,809)

Current assets for the three months ended October31, 2016 increased compared to the year ended July 31, 2016, primarily due to a an increase in accounts receivable in the three months ended October 31, 2016.

Current liabilities for the three months ended October 31, 2016 increased compared to the year ended July 31, 2016 primarily due to an increase in the related party accrual of consulting fees for Platinum of $60,000 and an increase in due to related party for expenses paid on behalf of the Company of approximately $37,000.

Net Cash Used in Operating Activities

Net cash used in operations was $32,414 for the three months ended October 31, 2016 compared to cash used in operations of $64,756 for the three months ended October 31, 2015. This decrease was primarily attributable to a decrease in net loss during the year ended October 31, 2016 along with an increase in related party accounts payable of $60,000 in addition to the amortization expense amounting to $232,333 and $58,083 related to the amortization of deferred costs for related party consulting services and officer compensation, respectively in the three months ended October 31, 2016.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended October 31, 2016 were $32,414 compared to $47,155 for three months ended October 31, 2015. This decrease is primarily attributed to an increase of approximately $16,915 in repayments of the factoring agreements during the three months ended October 31, 2016.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2016.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31, 2016 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report for July 31, 2016 on Form 10-K, filed with the SEC on July 18, 2017.

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

Exhibit Number	Description

31.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Included herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grasshopper Staffing, Inc.

Date: August 25, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 25, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: August 25, 2017
By: /s/ Jeremy Gindro
Jeremy Gindro Director