Form 10-Q
period 2017-01-31
GRASSHOPPER STAFFING, INC.
filed 2017-09-20
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 20, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

ii

GRASSHOPPER STAFFING, INC.

Form 10-Q Quarterly Report

iii

As used in this report, the term “the Company” means Grasshopper Staffing, Inc., unless the context clearly indicates otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,785	$-
Accounts receivable, net	13,727	15,929
Prepaid expenses and other current assets	686	5,474
Total Current Assets	16,198	21,403

Property and equipment, net	3,734	4,217
Intangible assets, net	1,667	2,507
	5,401	6,724

TOTAL ASSETS	$21,599	$28,127

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,149	$54,041
Accounts payable and accrued expenses - related party	223,742	103,742
Payroll related liabilities	70,263	51,618
Due to others	6,704	2,854
Due to related party	163,643	121,935
Factoring arrangement	13,171	25,022
Total Current Liabilities	530,672	359,212

TOTAL LIABILITIES	530,672	359,212

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 26,287,500 shares issued and outstanding as of January 31, 2017 and July 31, 2016, respectively	26,288	26,288
Additional paid-in capital	6,330,460	5,807,710
Accumulated deficit	(6,865,821)	(6,165,083)
TOTAL STOCKHOLDERS' DEFICIT	(509,073)	(331,085)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,599	$28,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

NET REVENUES
Contract staffing services	$65,165	$148,791	$176,483	$245,058

COST OF SERVICES
Cost of services	50,460	117,929	134,056	175,246

GROSS PROFIT	14,705	30,862	42,427	69,812

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	311,463	91,725	633,394	688,143
Payroll and related expenses	8,916	263,091	77,700	520,808
Selling, general and administrative expenses	9,996	14,050	27,950	29,180
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	330,375	368,866	739,044	1,238,131

LOSS FROM OPERATIONS	(315,670)	(338,004)	(696,617)	(1,168,319)

OTHER INCOME (EXPENSE)
Interest expense	(6,602)	(444)	(7,071)	(876)
Other income	-	-	2,950	-
TOTAL OTHER INCOME (EXPENSE)	(6,602)	(444)	(4,121)	(876)

NET LOSS	(322,272)	(338,448)	(700,738)	(1,169,195)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	26,287,500	17,887,500	26,287,500	17,696,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,738)	$(1,169,195)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	1,323	1,323
Revenue factoring expense	8,744	-
Amortization of deferred stock compensation, related parties	58,083	460,567
Issuance of common stock for services	-	496,113
Issuance of common stock for services - related party	464,667	-
Other income	(2,950)	-
Fair value of warrants issued for services	-	127,609
Changes in operating assets and liabilities:
Accounts receivable, net	2,202	(22,158)
Prepaid expenses and other current assets	4,788	1,994
Accounts payable and accrued expenses	708	30,633
Accounts payable and accrued expenses - related party	120,000	-
Payroll related liabilities	18,645	-

NET CASH USED IN OPERATING ACTIVITIES	(24,528)	(73,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	17,500
Proceeds from third party loans	3,850	2,854
Proceeds from shareholder loans	53,658	50,604
Payments of shareholder loans	(10,600)	(5,300)
Advances under factoring arrangements	8,746	-
Repayments under factoring arrangements	(29,341)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,313	65,658

Net increase (decrease) in cash and cash equivalents	1,785	(7,456)

Cash and cash equivalents, beginning of period	-	17,617

Cash and cash equivalents, end of period	$1,785	$10,161

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

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

NOTE 2 - SEASONAL NATURE OF OPERATIONS

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December. Therefore, the results of operations presented for the six months ended January 31, 2017, are not necessarily representative of the results of operations for the full year.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended January 31, 2017 and 2016 and cash flows for the six months ended January 31, 2017 and 2016 and our financial position as of January 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At January 31, 2017 and July 31, 2016, the Company wrote off $4,396 and $4,395, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At January 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

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

January 31, 2017

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2017 and July 31, 2016:

	January 31, 2017	July 31, 2016
Computer equipment	$2,643	$2,644
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(1,916)	(1,434)
Total property and equipment, net	$3,734	$4,217

Depreciation expense for the six months ended January 31, 2017 and 2016 was $483 and $483 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at January 31, 2017 and July 31, 2016:

	January 31, 2017	July 31, 2016
Website development	$5,000	$5,000
Less: accumulated amortization	(3,333)	(2,493)
Total intangible assets, net	$1,667	$2,507

Amortization expense for the six months ended January 31, 2017 and 2016 was $840 and $840 respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(unaudited)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at January 31, 2017 and July 31, 2016:

	January 31, 2017	July 31, 2016
Accounts Payable	$45,048	$40,486
Accrued Expenses	--	1,600
Accrued Payroll	8,101	10,951
Cash Overdraft	--	1,004
Total	$53,149	$54,041

NOTE 8 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016. The original unpaid payroll taxes to the IRS for these periods totaled $32,966.

As of January 31, 2017, the past due balance due to the IRS, including penalties, interest, and fees, totaled $70,263. On February 10, 2017, the Company paid back $10,116 of the outstanding liability, interest and penalties related to the March 31, 2016 tax period.  During the year ended July 31, 2016 the Company incurred $9,539 in penalties and interest from the IRS. During the six months ended January 31, 2017, the Company recorded $6,150 in additional penalties and interest related to these outstanding liabilities.  The Company is working with the IRS to negotiate a payment plan for the remaining balance due.

NOTE 9 - FACTORING ARRANGEMENTS

On April 13, 2016, the Company entered into a revenue-based factoring agreement with TUV Investments LLC (“TUV”), pursuant to which for consideration of $20,000 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $27,600 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay TUV the greater of an authorized daily debit (ACH withdrawal) of $199 on each available banking day, or 14% of the Company’s daily receipts until the $27,600 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $8,305 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2016 the Company had an outstanding liability due to TUV Investments of $13,143.  On October 4, 2016, the Company transferred the balance into a new loan agreement.  For additional consideration of $8,857, the Company agreed to the same terms as the original agreement until the agreed upon new purchase price of $30,360 is paid in full.  The Company has recognized all expenses related to this agreement in the aggregate total of $8,360 as factoring expenses on October 4, 2016.  As of January 31, 2017, this agreement has an outstanding balance of $12,448.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Merchant Cash Advance Fund One (“Merchant”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay Merchant the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $3,774 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of January 31, 2017, this agreement has an outstanding balance of $723.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(unaudited)

NOTE 9 - FACTORING ARRANGEMENTS (continued)

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Samson Horus (“Samson”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms. The repayment terms provide, that the Company shall pay Samson the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $4,475 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of January 31, 2017, this agreement has an outstanding balance of $0.

NOTE 10 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended January 31, 2017 and 2016. At January 31, 2017, three customers accounted for 53% of the Company’s total revenue.

Customer	Six Months Ended January 31, 2017	Six Months Ended January 31, 2016
A	31%	60%
B	10%	16%
C	12%	--

NOTE 11 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of January 31, 2017 and July 31, 2016, members of management have loaned the Company $163,643 and $121,935, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of January 31, 2017 and July 31 2016, the Company has accrued $223,742 and $103,742, respectively in monthly retainer fees and travel expenses related to this agreement.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At January 31, 2017 and July 31, 2016, the Company had 26,287,500 and 26,287,500 common shares issued and outstanding, respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

(unaudited)

NOTE 12 - CAPITAL STOCK (Continued)

Shares Issued for Services:

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,533 was recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,217 was recorded to additional paid in capital and is being amortized over the life of the employment agreements (15 - 18 months).  The Company recorded $921,133 of the remaining balance in the year ended July 31, 2016 and has recorded $58,083 of consulting expense during the six months ended January 31, 2017.  The expense has been fully amortized as of January 31, 2017.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company has recorded $503,389 in consulting expense related to this agreement. During the six months ended January 31, 2017 the Company amortized an additional $464,667 leaving an unamortized balance of $1,819,944 January 31, 2017.

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

A summary of the Company’s warrant activity during the three months ended January 31, 2017 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2016	6,000,000	$0.01	9.67	$1,860,000
Granted	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance Outstanding, January 31, 2017	6,000,000	$0.01	9.16	$2,200,000

Exercisable, January 31, 2017	6,000,000	$0.01	9.16	$2,200,000

As of January 31, 2017, there are no options outstanding to acquire any additional shares of common stock of the Company.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

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

Related Party Advances

Through the date of filing there have been additional amounts representative of advances or amounts paid in satisfaction of liabilities from a director or member of management. The advances are considered temporary in nature and have not been formalized by a promissory note. As of the date of filing an additional $46,051 has been loaned to the Company. These loans are payable on demand and carry no interest (See Note 11).

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

Business Overview

Grasshopper Staffing Inc (“Grasshopper Staffing”), formally Tomichi Creek Outfitters, was incorporated in the state of Nevada on June 25, 2013 as a development stage company with a plan of operation to provide clients with an opportunity to harvest a trophy size elk or deer or to enjoy a guided scenic tour on the western slopes of the Rocky Mountains.  Our operations are located in Sargents, Colorado which is approximately four hours southwest from Denver.  Grasshopper Staffing’s primary business was in offering professionally guided Elk or Deer animal hunts.  This area of the country is home to trophy size Elk and Mule Deer.

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

RESULTS OF OPERATIONS

Results of Operations

For the three months ended January 31, 2017 compared to 2016

The Company had $65,165 and $148,791 of revenue during the three months ended January 31, 2017 and 2016, respectively. The decrease of $83,626 was due to a $126,000 reduction in revenue from a major customer offset by the addition of new customers in the three months ended January 31, 2017 compared to January 31, 2016.

Cost of Services

Cost of services was $50,460 in the three months ended January 31, 2017, decreased of $67,469 from $117,929 in the three months ended January 31, 2016.  The decrease is primarily due to the decrease in revenue, which resulted in a decrease in the number of employees in the three months ended January 31, 2017.

Gross Profit

The Company had a gross profit of $14,705 in the three months ended January 31, 2017, which is a decrease of $16,157 from a gross profit of $30,862 in the three months ended January 31, 2016.  The decrease is primarily due to the decrease in revenue and cost of services in the three months ended January 31, 2017.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $330,375 and $368,866 for the three months ended January 31, 2017 and 2016, respectively. This decrease of $38,491 was primarily due to an approximately $220,000 increase in consulting fees offset by an approximately $254,000 decrease in payroll and related expenses during the three months ended January 31, 2017.

Net Loss

The comparable net loss for the three months ended January 31, 2017 was $322,272, as compared to the net loss of $338,448 for the three months ended January 31, 2016. This decreased net loss of $16,176 was primarily due to an approximately $220,000 increase in consulting fees offset by an approximately $254,000 decrease in payroll and related expenses during the three months ended January 31, 2017.

For the six months ended January 31, 2017 compared to 2016

The Company had $176,483 and $245,058 of revenue during the six months ended January 31, 2017 and 2016, respectively. The decrease of $68,575 was due to a $126,000 reduction in revenue from a major customer offset by the addition of new customers in the three months ended January 31, 2017 compared to January 31, 2016.

Cost of Services

Cost of services was $134,056 in the six months ended January 31, 2017, a decreased of $41,190 from $175,246 in the six months ended January 31, 2016.  The decrease is primarily due to the decrease in revenue, which resulted in a decrease in the number of employees in the three months ended January 31, 2017.

Gross Profit

The Company had a gross profit of $42,427 in the six months ended January 31, 2017, which is a decrease of $27,385 from a gross profit of $69,812 in the six months ended January 31, 2016.  The decrease is primarily due to the decrease in revenue and cost of services in the three months ended January 31, 2017.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $739,044 and $1,238,131 for the six months ended January 31, 2017 and 2016, respectively. This decrease of $499,087 was primarily due to an approximately $443,000 decrease in payroll and related expenses and a $55,000 reduction in professional fees during the six months ended January 31, 2017.

Net Loss

The comparable net loss for the six months ended January 31, 2017 was $700,738, as compared to the net loss of $1,169,195 for the six months ended January 31, 2016. This decreased net loss of $468,457 was primarily due to an approximately $443,000 decrease in payroll and related expenses and a $55,000 reduction in professional fees during the six months ended January 31, 2017.

Liquidity and Capital Resources

Working Capital

	January 31, 2017	July 31, 2016
	(unaudited)	(audited)

Current Assets	$16,198	$21,403
Current Liabilities	530,672	359,212
Working Capital (Deficiency)	$(514,474)	$(337,809)

Current assets for the six months ended January 31, 2017 decreased compared to the year ended July 31, 2016, primarily due to a decrease in prepaid insurance in the six months ended January 31, 2017.

Current liabilities for the three months ended January 31, 2017 increased compared to the year ended July 31, 2016 primarily due to an increase in the related party accrual of consulting fees for Platinum of $120,000, an increase in due to related party for expenses paid on behalf of the Company of approximately $42,000 and an increase in payroll related liabilities of approximately $6,000 related to the unpaid payroll taxes in 2015 and 2016 and approximately $9.000 related to accrued payroll for the period ending January 31, 2017.

Net Cash Used in Operating Activities

Net cash used in operations was $24,528 for the six months ended January 31, 2017 compared to cash used in operations of $73,114 for the six months ended January 31, 2016. This decrease was primarily attributable to a decrease in net loss during the six months ended January 31, 2017 along with an increase in related party accounts payable of $120,000 offset by a decrease in amortization expense of approximately $400,000 related to the amortization of deferred stock compensation to a related party in the six months ended January 31, 2017.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended January 31, 2017 were $26,313 compared to $65,658 for six months ended January 31, 2016. This decrease is primarily attributed to an increase of approximately $29,000 in repayments of the factoring agreements and a decrease in proceeds from the issuance of stock of $17,500 during the six months ended January 31, 2017.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2017.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2017.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of January 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended January 31, 2017.

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

Date: September 20, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 20, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: September 20, 2017
By: /s/ Jeremy Gindro
Jeremy Gindro Director