Form 10-Q
period 2017-04-30
GRASSHOPPER STAFFING, INC.
filed 2017-10-05
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 5, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2017	2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Accounts receivable, net	4,730	15,929
Prepaid expenses and other current assets	-	5,474
Total Current Assets	4,730	21,403

Property and equipment, net	3,500	4,217
Intangible assets, net	1,260	2,507
	4,760	6,724

TOTAL ASSETS	$9,490	$28,127

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$60,325	$54,041
Accounts payable and accrued expenses - related party	283,742	103,742
Payroll related liabilities	66,794	51,618
Due to others	14,204	2,854
Due to related party	187,577	121,935
Factoring arrangement	1,231	25,022
Total Current Liabilities	613,873	359,212

TOTAL LIABILITIES	613,873	359,212

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 26,287,500 shares issued and outstanding as of April 30, 2017 and July 31, 2016, respectively	26,288	26,288
Additional paid-in capital	6,562,793	5,807,710
Accumulated deficit	(7,193,464)	(6,165,083)
TOTAL STOCKHOLDERS' DEFICIT	(604,383)	(331,085)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,490	$28,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

NET REVENUES
Contract staffing services	$72,859	$60,844	$249,342	$305,902

COST OF SERVICES
Cost of services	55,873	41,389	189,929	216,635

GROSS PROFIT	16,986	19,455	59,413	89,267

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	321,354	3,326,104	954,748	4,014,247
Payroll and related expenses	8,634	268,866	86,334	789,674
Selling, general and administrative expenses	11,506	23,551	39,456	52,731
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	341,494	3,618,521	1,080,538	4,856,652

LOSS FROM OPERATIONS	(324,508)	(3,599,066)	(1,021,125)	(4,767,385)

OTHER INCOME (EXPENSE)
Interest expense	(3,135)	(1,807)	(10,206)	(2,683)
Other income	-	-	2,950	-
TOTAL OTHER INCOME (EXPENSE)	(3,135)	(1,807)	(7,256)	(2,683)

NET LOSS	$(327,643)	$(3,600,873)	$(1,028,381)	$(4,770,068)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.21)	$(0.04)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	26,287,500	16,949,241	26,287,500	20,065,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,028,381)	$(4,770,068)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	1,964	1,970
Revenue factoring expense	8,744	-
Amortization of deferred stock compensation, related parties	58,083	690,850
Issuance of common stock for services	-	506,113
Issuance of common stock for services - related party	697,000	-
Fair value of warrants issued for services	-	3,348,679
Other income	(2,950)	-
Changes in operating assets and liabilities:
Accounts receivable, net	11,199	(3,383)
Prepaid expenses and other current assets	5,474	2,633
Accounts payable and accrued expenses	7,884	64,514
Accounts payable and accrued expenses - related party	180,000	-
Payroll related liabilities	15,176	-

NET CASH USED IN OPERATING ACTIVITIES	(45,807)	(158,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	17,501
Proceeds from third party loans	11,350	2,854
Proceeds from shareholder loans	78,697	111,654
Payments of shareholder loans	(11,705)	(5,300)
Advances under factoring arrangements	8,746	20,000
Repayments under factoring arrangements	(41,281)	(903)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,807	145,806

Net decrease in cash and cash equivalents	-	(12,886)

Cash and cash equivalents, beginning of period	-	17,617

Cash and cash equivalents, end of period	$-	$4,731

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH ACTIVITIES
Issuance of shares for the extinguishment of accounts payable	$-	$8,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

NOTE 2 - SEASONAL NATURE OF OPERATIONS

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December. Therefore, the results of operations presented for the nine months ended April 30, 2017, are not necessarily representative of the results of operations for the full year.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended April 30, 2017 and 2016 and cash flows for the nine months ended April 30, 2017 and 2016 and our financial position as of April 30, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At April 30, 2017 and July 31, 2016, the Company wrote off $7,935 and $4,395, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At April 30, 2017, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

April 30, 2017

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2017 and July 31, 2016:

	April 30, 2017	July 31, 2016
Computer equipment	$2,643	$2,644
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(2,150)	(1,434)
Total property and equipment, net	$3,500	$4,217

Depreciation expense for the nine months ended April 30, 2017 and 2016 was $717 and $719 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at April 30, 2017 and July 31, 2016:

	April 30, 2017	July 31, 2016
Website development	$5,000	$5,000
Less: accumulated amortization	(3,740)	(2,493)
Total intangible assets, net	$1,260	$2,507

Amortization expense for the nine months ended April 30, 2017 and 2016 was $1,247 and $1,251 respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(unaudited)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at April 30, 2017 and July 31, 2016:

	April 30, 2017	July 31, 2016
Accounts Payable	$52,949	$40,486
Accrued Expenses	--	1,600
Accrued Payroll	5,128	10,951
Cash Overdraft	2,248	1,004
Total	$60,325	$54,041

NOTE 8 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016. The original unpaid payroll taxes to the IRS for these periods totaled $32,966.

As of April 30, 2017, the past due balance due to the IRS, including penalties, interest, and fees, totaled $66,794. On February 10, 2017, the Company paid back $10,116 of the outstanding liability, interest and penalties related to the March 31, 2016 tax period.  During the year ended July 31, 2016 the Company incurred $9,539 in penalties and interest from the IRS. During the nine months ended April 30, 2017, the Company recorded $8,838 in additional penalties and interest related to these outstanding liabilities.  The Company is working with the IRS to negotiate a payment plan for the remaining balance due.

NOTE 9 - FACTORING ARRANGEMENTS

On April 13, 2016, the Company entered into a revenue-based factoring agreement with TUV Investments LLC (“TUV”), pursuant to which for consideration of $20,000 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $27,600 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay TUV the greater of an authorized daily debit (ACH withdrawal) of $199 on each available banking day, or 14% of the Company’s daily receipts until the $27,600 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $8,305 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2016 the Company had an outstanding liability due to TUV Investments of $13,143.  On October 4, 2016, the Company transferred the balance into a new loan agreement.  For additional consideration of $8,857, the Company agreed to the same terms as the original agreement until the agreed upon new purchase price of $30,360 is paid in full.  The Company has recognized all expenses related to this agreement in the aggregate total of $8,360 as factoring expenses on October 4, 2016.  As of April 30, 2017, this agreement has an outstanding balance of $508.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Merchant Cash Advance Fund One (“Merchant”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay Merchant the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $3,774 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of April 30, 2017, this agreement has an outstanding balance of $723.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(unaudited)

NOTE 9 - FACTORING ARRANGEMENTS (continued)

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Samson Horus (“Samson”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms. The repayment terms provide, that the Company shall pay Samson the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $4,475 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of April 30, 2017, this agreement has an outstanding balance of $0.

NOTE 10 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended April 30, 2017 and 2016. At April 30, 2017, two customers accounted for 37% of the Company’s total revenue.

Customer	Nine Months Ended April 30, 2017	Nine Months Ended April 30, 2016
A	25%	51%
B	12%	37%

NOTE 11 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of April 30, 2017 and July 31, 2016, members of management have loaned the Company $187,577 and $121,935, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of April 30, 2017 and July 31, 2016, the Company has accrued $283,742 and $103,742, respectively in monthly retainer fees and travel expenses related to this agreement.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At April 30, 2017 and July 31, 2016, the Company had 26,287,500 and 26,287,500 common shares issued and outstanding, respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

(unaudited)

NOTE 12 - CAPITAL STOCK (Continued)

Shares Issued for Services:

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,533 was recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,217 was recorded to additional paid in capital and is being amortized over the life of the employment agreements (15 - 18 months).  The Company recorded $921,133 of the remaining balance in the year ended July 31, 2016 and has recorded $58,083 of consulting expense during the nine months ended April 30, 2017.  The expense has been fully amortized as of April 30, 2017.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company has recorded $503,389 in consulting expense related to this agreement. During the nine months ended April 30, 2017 the Company amortized an additional $697,000 leaving an unamortized balance of $1,587,611 as of April 30, 2017.

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

A summary of the Company’s warrant activity during the nine months ended April 30, 2017 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2016	6,000,000	$0.01	9.67	$1,860,000
Granted	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance Outstanding, April 30, 2017	6,000,000	$0.01	8.92	$2,640,000

Exercisable, April 30, 2017	6,000,000	$0.01	8.92	$2,640,000

As of April 30, 2017, there are no options outstanding to acquire any additional shares of common stock of the Company.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

Related Party Advances

Through the date of filing there have been additional amounts representative of advances or amounts paid in satisfaction of liabilities from a director or member of management. The advances are considered temporary in nature and have not been formalized by a promissory note. As of the date of filing an additional $24,437 has been loaned to the Company. These loans are payable on demand and carry no interest (See Note 11).

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

RESULTS OF OPERATIONS

Results of Operations

For the three months ended April 30, 2017 compared to 2016

The Company had $72,859 and $60,844 of revenue during the three months ended April 30, 2017 and 2016, respectively. The increase of $12,015 was due to increased revenue achieved by contract staffing services in the three months ended April 30, 2017.

Cost of Services

Cost of services was $55,873 in the three months ended April 30, 2017, an increase of $14,484 from $41,389 in the three months ended April 30, 2016.  The increase is primarily due to the cost of hiring additional workers in the three months ended April 30, 2017.

Gross Profit

The Company had a gross profit of $16,986 in the three months ended April 30, 2017, which is a decrease of $2,469 from a gross profit of $19,455 in the three months ended April 30, 2016.  The decrease is primarily due to the increase in cost of services in the three months ended April 30, 2017.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $341,494 and $3,618,521 for the three months ended April 30, 2017 and 2016, respectively. This decrease of $3,277,027 was primarily due to the expense on the fair value of warrants in the amount of $3,221,070 during the three months ended April 30, 2016.

Net Loss

The comparable net loss for the three months ended April 30, 2017 was $327,643, as compared to the net loss of $3,600,873 for the three months ended April 30, 2016. This decreased net loss of $3,273,230 was primarily due to the expense of the fair value of warrants in the amount of $3,221,070 during the three months ended April 30, 2016.

For the nine months ended April 30, 2017 compared to 2016

The Company had $249,342 and $305,902 of revenue during the nine months ended April 30, 2017 and 2016, respectively. The decrease of $56,560 was due to a $140,000 reduction in revenue from two major customers, offset by the addition of new customers during the nine months ended April 30, 2017.

Cost of Services

Cost of services $189,929 in the nine months ended April 30, 2017, a decrease of $26,706 from $216,635 in the nine months ended April 30, 2016.  The decrease is primarily due to the decrease in revenue, which resulted in a decrease in the number of employees in the nine months ended April 30, 2017.

Gross Profit

The Company had a gross profit of $59,413 in the nine months ended April 30, 2017, which is a decrease of $29,854 from a gross profit of $89,267 in the nine months ended April 30, 2016.  The decrease is primarily due to the decrease in revenue and cost of services in the nine months ended April 30, 2017.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $1,080,538 and $4,856,652 for the nine months ended April 30, 2017 and 2016, respectively. This decrease of $3,776,114 was primarily due to the expense on the fair value of warrants in the amount of $3,221,070 during the three months ended April 30, 2016.  Additionally, there was an approximately $400,000 decrease in payroll and related expenses in the year ended April 30, 2017.

Net Loss

The comparable net loss for the nine months ended April 30, 2017 was $1,028,381, as compared to the net loss of $4,770,068 for the nine months ended April 30, 2016. This decreased net loss of $3,741,687 was primarily due to the expense on the fair value of warrants in the amount of $3,221,070 during the three months ended April 30, 2016. Additionally, there was an approximately $400,000 decrease in payroll and related expenses in the year ended April 30, 2017.

Liquidity and Capital Resources

Working Capital

	April 30, 2017	July 31, 2016
	(unaudited)	(audited)

Current Assets	$4,730	$21,403
Current Liabilities	613,873	359,212
Working Capital (Deficiency)	$(609,143)	$(337,809)

Current assets for the nine months ended April 30, 2017 decreased compared to the year ended July 31, 2016, primarily due to a decrease in prepaid insurance and an addition reserve recorded against accounts receivable in the nine months ended April 30, 2017.

Current liabilities for the nine months ended April 30, 2017 increased compared to the year ended July 31, 2016 primarily due to an increase in the related party accrual of consulting fees for Platinum of $180,000, an increase in due to related party for expenses paid on behalf of the Company of approximately $66,000 and an increase in payroll related liabilities of approximately $15,000 related to the unpaid payroll taxes in 2015 and 2016 and approximately $9,000 related to accrued payroll for the period ending April 30, 2017.

Net Cash Used in Operating Activities

Net cash used in operations was $45,807 for the nine months ended April 30, 2017 compared to cash used in operations of $158,692 for the nine months ended April 30, 2016. This decrease was primarily attributable to a decrease in net loss along with a decrease in amortization expense of approximately $633,000 related to the amortization of deferred stock compensation, related party offset by a net increase in common stock issued for services of $191,000 and increase in accounts payable related party of $180,000 in the nine months ended April 30, 2017.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended April 30, 2017 were $45,807 compared to $145,806 for nine months ended April 30, 2016. This decrease is primarily attributed to an increase of approximately $40,000 in repayments of the factoring agreements and a decrease in proceeds from shareholder loans of approximately $33,000 during the nine months ended April 30, 2017.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2017.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2017.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended April 30, 2017.

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

Date: October 5, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)