Form 10-K
period 2017-07-31
GRASSHOPPER STAFFING, INC.
filed 2017-11-14
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of January 31, 2017, based upon a closing price of $0.38 was $2,315,150.

As of November 13, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated By Reference: None.

Grasshopper Staffing, Inc.

FOR THE FISCAL YEAR ENDED

JULY 31, 2017

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

As of November 14, 2017, 29 states as well as Washington D.C, the District of Columbia and Guam allow their citizens to use medical cannabis through de-criminalization. Voters in the following 8 States, Alaska, California, Colorado, Main, Massachusetts, Nevada, Oregon, and Washington have legalized cannabis for adult recreational use. In 2017, North Carolina and Wisconsin have legislative bills in various stages of progress concerning cannabis legalization.

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

On December 11, 2014, the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs. As of  November 14, 2017, in addition to the 29 states, Washington D.C., the District of Columbia and Guam, which had already passed legislation allowing citizens to use cannabis in some form, an additional 2 states had pending legislation or ballot measures to legalize medical cannabis.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of November 14, 2017, there were 26,287,500 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

	High	Low
Fiscal Year 2016
First quarter ended October 31, 2015	$0.46	$0.14
Second quarter ended January 31, 2016	$0.51	$0.15
Third quarter ended April 30, 2016	$0.57	$0.25
Fourth quarter ended July 31, 2016	$0.75	$0.20

Fiscal Year 2017
First quarter ended October 31, 2016	$0.75	$0.18
Second quarter ended January 31, 2017	$0.51	$0.22
Third quarter ended April 30, 2017	$0.47	$0.20
Fourth quarter ended July 31, 2017	$0.60	$0.30

(b) Holders

As of November 14, 2017, there were approximately 46 stockholders of record. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

Transfer Agent

Our transfer agent is Island Stock Transfer located at 15500 Roosevelt Blvd, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

During the year ended July 31, 2017, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K..

Rule 10B-18 Transactions

During the year ended July 31, 2017, there were no repurchases of the Company’s common stock by the Company.

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

RESULTS OF OPERATIONS

Results of Operations

The Company had $409,354 and $439,736 of revenue during the year ended July 31, 2017 and 2016, respectively. The decrease of $30,382 was due to a decrease in revenue from a major customer offset by additional revenue from new customers in the year ended July 31, 2017.

Cost of Services

Cost of services was $305,224 in the year ended July 31, 2017, a decrease of $10,058 from $315,282 in the year ended July 31, 2016.  The decrease is primarily due to the decrease in revenue, which resulted in a decrease in the number of employees in the year ended July 31, 2017.

Gross Profit

The Company had a gross profit of $104,130 in the year ended July 31, 2017, which is a decrease of $20,324 from a gross profit of $124,454 in the year ended July 31, 2016.  The decrease is primarily due to the decrease in revenue in the year ended July 31, 2017.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $1,424,233 and $5,893,055 for the years ended July 31, 2017 and 2016, respectively. This decrease of $4,468,822 was primarily due to the expense on the fair value of warrants in the amount of $3,221,070 along with a $960,000 stock compensation expense during the year ended July 31, 2017.

Other Income (Expense)

Other income (expense) decreased to ($10,458) in the year ended July 31, 2017 as compared with ($11,281) in the year ended July 31, 2016.  The decrease is primarily due to an increase in interest expense related to IRS liabilities of $2,021 offset by other income of $2,931 related to the write off of accounts payable in the year ended July 31, 2017.

Net Loss

The comparable net loss for the year ended July 31, 2017 was $1,330,561, as compared to the net loss of $5,779,882 for the year ended July 31, 2016. This decreased net loss of $4,449,321 was due was primarily due to the expense on the fair value of warrants in the amount of $3,221,070 along with a $960,000 stock compensation expense during the year ended July 31, 2016.

Liquidity and Capital Resources

Working Capital

	July 31, 2017	July 31, 2016
Current Assets	$46,315	$21,403
Current Liabilities	724,644	359,212
Working Capital (Deficiency)	$(678,329)	$(337,809)

Current assets for the year ended July 31, 2017 increased compared to July 31, 2016, primarily due to an increase in accounts receivable during the year ended July 31, 2017.

Current liabilities for the year ended July 31, 2017 increased compared to July 31, 2016 due to an increase in loans from management and related party accrued expenses during the year ended July 31, 2017.

Net Cash Used in Operating Activities

Net cash used in operations was $57,511 for the year ended July 31, 2017 compared to $153,907 for the year ended July 31, 2016. This decrease was primarily attributable to the increase in the amortization the expense related to the issuance of common stock for services to a related party and the increase in related party payables in the year ended July 31, 2017.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the year ended July 31, 2017 were $60,076 compared to $136,290 for year ended July 31, 2016.  This decrease is primarily attributed to a decrease in advances under factoring agreements of approximately $26,000 along with a decrease of $17,500 in proceeds from the issuance of common stock.

The Company’s cash balance at July 31, 2017 was $2,565. As a result, the Company will need to generate sufficient revenues and/or seek additional funding in the near future. The Company currently does not have a specific plan of how it will obtain such funding; however, the Company anticipates that additional funding will be in the form of debt financing and/or equity financing from the sale of the Company’s common stock.

At this time, the Company cannot provide investors with any assurance that it will be able to generate sufficient revenues and/or obtain sufficient funding from debt financing and/or the sale of its common stock to meet its obligations over the next twelve months. The Company does not have any arrangements in place for any future financing. The Company may also seek to obtain short-term loans from its officers and directors to meet its short-term funding needs. The Company has no material commitments for capital expenditures as of July 31, 2017.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support meaningful ongoing operations. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2017 and 2016.  The foregoing raises substantial doubt about the Company’s ability to continue as a going concern.  We intend on financing our future development activities and working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2017.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Grasshopper Staffing, Inc.:

We have audited the accompanying consolidated balance sheets of Grasshopper Staffing, Inc.  (the “Company”)  as of July 31, 2017 and 2016, and the related consolidated statements of operations, statements of changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grasshopper Staffing, Inc. as of July 31, 2017 and the results of its operations and its cash flows for the year ended July 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY

 November 14, 2017

GRASSHOPPER STAFFING, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,565	$-
Accounts receivable, net	42,950	15,929
Prepaid expenses and other current assets	800	5,474
Total Current Assets	46,315	21,403

Property and equipment, net	3,259	4,217
Intangible assets, net	840	2,507
	4,099	6,724

TOTAL ASSETS	$50,414	$28,127

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$84,951	$54,041
Accounts payable and accrued expenses - related party	363,742	103,742
Payroll related liabilities	78,670	51,618
Due to others	14,204	2,854
Due to related party	183,077	121,935
Factoring arrangement	-	25,022
Total Current Liabilities	724,644	359,212

TOTAL LIABILITIES	724,644	359,212

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 26,287,500 shares issued and outstanding as of July 31, 2017 and July 31, 2016, respectively	26,288	26,288
Additional paid-in capital	6,795,126	5,807,710
Accumulated deficit	(7,495,644)	(6,165,083)
TOTAL STOCKHOLDERS' DEFICIT	(674,230)	(331,085)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,414	$28,127

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	July 31,
	2017	2016

NET REVENUES
Contract staffing services	$409,354	$439,736

COST OF SERVICES
Cost of services	305,224	315,282

GROSS PROFIT	104,130	124,454

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	1,280,634	4,765,165
Payroll and related expenses	95,614	1,055,875
Selling, general and administrative expenses	47,985	72,015
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	1,424,233	5,893,055

LOSS FROM OPERATIONS	(1,320,103)	(5,768,601)

OTHER INCOME (EXPENSE)
Interest expense	(13,389)	(11,281)
Other income	2,931	-
TOTAL OTHER INCOME (EXPENSE)	(10,458)	(11,281)

NET LOSS	$(1,330,561)	$(5,779,882)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.05)	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	26,287,500	21,629,850

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance July 31, 2015	16,425,000	$16,425	$356,759	$(385,201)	$(12,017)

Stock-based compensation	1,775,000	1,775	662,338	-	664,113
Amortization of deferred compensation	-	-	921,133	-	921,133
Stock issued for cash	87,500	88	17,412	-	17,500
Issuance of common stock for services - related party	8,000,000	8,000	495,389	-	503,389
Fair value of warrants issued for services	-	-	3,354,679	-	3,354,679
Net loss	-	-	-	(5,779,882)	(5,779,882)

Balance July 31, 2016	26,287,500	26,288	5,807,710	(6,165,083)	(331,085)

Amortization of deferred compensation	-	-	58,083	-	58,083
Amortization of common stock for services - related party	-	-	929,333	-	929,333
Net loss	-	-	-	(1,330,561)	(1,330,561)

Balance July 31, 2017	26,287,500	$26,288	$6,795,126	$(7,495,644)	$(674,230)

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,330,561)	$(5,779,882)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	2,625	2,632
Revenue factoring expense	8,744	14,350
Amortization of deferred stock compensation, related parties	58,083	921,133
Issuance of common stock for services	-	664,113
Issuance of common stock for services - related party	929,333	503,389
Fair value of warrants issued for services	-	3,354,679
Other income	(2,950)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(27,021)	4,416
Prepaid expenses and other current assets	4,674	(2,841)
Accounts payable and accrued expenses	32,510	12,388
Accounts payable and accrued expenses - related party	240,000	103,742
Payroll related liabilities	27,052	47,974

NET CASH USED IN OPERATING ACTIVITIES	(57,511)	(153,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	17,500
Proceeds from third party loans	11,350	2,854
Proceeds from shareholder loans	98,197	110,564
Payments of shareholder loans	(15,705)	(5,300)
Advances under factoring arrangements	8,746	35,000
Repayments under factoring arrangements	(42,512)	(24,328)

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,076	136,290

Net increase (decrease) in cash and cash equivalents	2,565	(17,617)

Cash and cash equivalents, beginning of year	-	17,617

Cash and cash equivalents, end of year	$2,565	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH ACTIVITIES
Reclassification of related party loans	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The Company has a history of losses, an accumulated deficit, has negative working capital and has not generated cash from its operations to support meaningful ongoing operations. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At July 31, 2017 and 2016, the Company wrote off $7,935 and $4,396 to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At July 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments, cont’d

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

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

Advertising

Advertising costs are expensed as incurred. As of July 31, 2017 and July 31, 2016, no advertising costs have been incurred.

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09--Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

In February 2016, the FASB issued ASU 2016-02--Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15--Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2017 and 2016:

	July 31, 2017	July 31, 2016
Computer equipment	$2,643	$2,643
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(2,391)	(1,434)
Total property and equipment, net	$3,259	$4,217

Depreciation expense for the years ended July 31, 2017 and 2016 was $958 and $961 respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following at July 31, 2017 and 2016:

	July 31, 2017	July 31, 2016
Website development	$5,000	$5,000
Less: accumulated amortization	(4,160)	(2,493)
Total intangible assets, net	$840	$2,507

Amortization expense for the years ended July 31, 2017 and 2016 was $1,667 and $1,671 respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at July 31, 2017 and 2016:

	July 31, 2017	July 31, 2016
Accounts Payable	$61,344	$40,486
Accrued Expenses	6,000	1,600
Accrued Payroll	17,607	10,951
Cash Overdraft	--	1,004
Total	$84,951	$54,041

NOTE 7 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016. The original unpaid payroll taxes to the IRS for these periods totaled $32,966.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

NOTE 7 - PAYROLL LIABILITIES (continued)

As of July 31, 2017, the past due balance due to the IRS, including penalties, interest, and fees, totaled $78,670. On February 10, 2017, the Company paid back $10,116 of the outstanding liability, interest and penalties related to the March 31, 2016 tax period.  During the year ended July 31, 2016 the Company incurred $9,539 in penalties and interest from the IRS. During the year ended July 31, 2017, the Company recorded $11,560 in additional penalties and interest related to these outstanding liabilities. The Company is working with the IRS to negotiate a payment plan for the remaining balance due.

NOTE 8 - FACTORING ARRANGEMENTS

On April 13, 2016, the Company entered into a revenue-based factoring agreement with TUV Investments LLC (“TUV”), pursuant to which for consideration of $20,000 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $27,600 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay TUV the greater of an authorized daily debit (ACH withdrawal) of $199 on each available banking day, or 14% of the Company’s daily receipts until the $27,600 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $8,305 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2017, this agreement has an outstanding balance of $0.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Merchant Cash Advance Fund One (“Merchant”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms.  The repayment terms provide, that the Company shall pay Merchant the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $3,774 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2017, this agreement has an outstanding balance of $0.

On May 6, 2016, the Company entered into a revenue-based factoring agreement with Samson Horus (“Samson”), pursuant to which for consideration of $7,500 the Company agreed to sell, assign and transfer all of the Company’s future receipts until the repayment of the agreed upon purchase price of $10,875 is paid in full pursuant to specified repayment terms. The repayment terms provide, that the Company shall pay Samson the greater of an authorized daily debit (ACH withdrawal) of $108 on each available banking day, or 5% of the Company’s daily receipts until the $10,875 is paid in full. The Company has recognized all expenses related to this agreement in the aggregate total of $4,475 as factoring expenses on the date of the agreement.  The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all the assets of the Company and its subsidiaries.  As of July 31, 2017, this agreement has an outstanding balance of $0.

NOTE 9 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended July 31, 2017 and 2016. At July 31, 2017, three customers accounted for 43% of the Company’s total revenue.

Customer	Year Ended July 31, 2017	Year Ended July 31, 2016
A	24%	35%
B	10%	16%
C	9%	10%

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

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

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate net of federal benefit of 3.01% and 0.00% to income before taxes related to operations in Colorado and Nevada, respectfully), as follows:

	For the Years Ended July 31,
	2017	2016
Expected tax (benefit)	$(492,000)	$(2,139,000)
Permanent differences - primarily equity based compensation	365,000	2,014,000
Increase in valuation allowance	127,000	125,000
Total	$--	$--

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2017 and 2016 are as follows:

	For the Years Ended July 31,
	2017	2016

Net operating losses	$274,800	$147,800
Valuation allowance	(274,800)	(147,800)
Net deferred tax asset	$--	$--

The Company has approximately $738,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized. The tax returns for 2013 through 2016 remain open for inspection by federal and state taxing authorities.  Utilization of the NOL’s may be limited under IRC certain 382 due to ownership changes.

NOTE 11 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of July 31, 2017 and July 31, 2016, members of management have loaned the Company $183,077 and $121,935, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of July 31, 2017 and 2016, the Company has accrued $363,742 and $103,742, respectively in monthly retainer fees and travel expenses related to this agreement.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company recorded amortization of $503,389 in consulting expense related to this agreement.  For the year ended July 31, 2017, the Company recorded an additional $929,333 in consulting expense related to this agreement resulting in an unamortized portion amounting to $1,355,278.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 12 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At July 31, 2017 and July 31, 2016, the Company had 26,287,500 and 26,287,500 common shares issued and outstanding, respectively.

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

Shares Issued for Services:

On June 12, 2015, the Company's Board of Directors approved the issuance of 3,175,000 shares of common stock to various employees and consultants. The fair market value of the shares was $1,301,750 at the date of grant, of which $322,534 was recognized as an expense in the year ended July 31, 2015. The remaining balance of $979,216 was recorded to additional paid in capital and is being amortized over the life of the employment agreements (15 - 18 months).  The Company recorded $58,083 and $921,133, of consulting expense related to this agreement for the years ended July 31, 2017 and July 31, 2016, respectively.

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

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company recorded amortization of $503,389 in consulting expense related to this agreement.  For the year ended July 31, 2017, the Company recorded an additional $929,333 in consulting expense related to this agreement resulting in an unamortized portion amounting to $1,355,278.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

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

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

	July 31, 2017	July 31, 2016
Volatility	--	189% - 208%
Expected remaining term (in years)	--	1.00 - 10.00
Risk-free interest rate	--	0.33% - 1.81%
Expected dividend yield	--	None

A summary of the Company’s warrant activity during the years ended July 31, 2017 ad 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2015	--	$--	--	$--
Granted	6,800,000	0.01	9.67	--
Forfeited	(800,000)	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance Outstanding, July 31, 2016	6,000,000	$0.01	9.67	$1,860,000
Granted	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance Outstanding, July 31, 2017	6,000,000	$0.01	8.67	$2,040,000
Exercisable, July 31, 2017	6,000,000	$0.01	8.67	$2,040,000

As of July 31, 2017, there are no options outstanding to acquire any additional shares of common stock of the Company.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 and JULY 31, 2016

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

During the fiscal year ended July 31, 2016 and in the subsequent interim period through March 6, 2017, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Stevenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Stevenson’s reports on the consolidated financial statements of the Company for the fiscal year ended December 31, 2016 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On March 7, 2017, the Board of Directors of the Company engaged RBSM, LLP (“RBSM”) as the Company’s new independent registered public accounting firm.

During the fiscal years ended July 31, 2016 and 2015 and in the subsequent interim period through March 7, 2017, neither the Company nor anyone acting on its behalf consulted RBSM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company by RBSM that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. Based on such evaluation, our CEO and Principal Financial Officer concluded that, as of July 31, 2017 our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2017, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

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

Name	Age	Title
Melanie Osterman	64	President, Chief Executive Officer and Chief Financial Officer
Jeremy Gindro	27	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Melanie Osterman, President, Chief Executive Officer and Chief Financial Officer, age 64

Ms. Osterman has over 20 years’ experience in management experience in multiple fields of employment.  From 2005 until her present appointment as President, Chief Executive Officer and Chief Financial Officer in May 2015, Ms. Osterman was business development director for Security Title Insurance, where she was responsible for all aspects of customer relations and training employees  on regulations in the insurance industry. Previous to that, she served as marketing and business development  for Pueblo Bank & Trust.

Jeremy Gindro, Director, age 27

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

Family Relationships

There are no other family relationships among any of our directors or executive officers.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2017, were not timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at July 31, 2017 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at July 31, 2017.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Melanie Osterman,	2017	27,300	-	-	-	-	-	-	27,300
Chief Executive Officer, Chief Financial Officer (1)	2016	32,500	-	-	-	-	-	-	32,500

Jeremy Gindro,	2017	-	-	-	-	-	-	-	-
Director (2)	2016	-	-	-	-	-	-	-	-

-------

(1)

Ms. Osterman has served as our Chief Executive Officer and Chief Financial Officer since May 2015.

(2)

Mr. Gindro serves on our Board of Directors.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Executive Employment Agreements

Melanie Osterman and the Company entered into an Employment Agreement dated May 8, 2015, in which Ms. Osterman received 850,000 shares of the Company’s common stock in return for the performance of duties as Chief Executive Officer and Chief Financial Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of November 14, 2017 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial		Percent
Class	Owner of Shares	Ownership (2)		of Class (3)

Common	Jeremy Gindro, Director (1)	7,870,000	(5)	29.94%

Common	Melanie Osterman (1)	850,000		3.23%

	All Officers and Directors as a Group	8,620,000		33.17%

Principal Shareholders:
Common Stock	Acorn Management Partners LLC 4080 McGinnis Ferry Rd #101 Alpharetta, GA 30005	7,375,000	(4)	22.84%

Common Stock	Platinum Equity Advisors, LLC 5628 Lyons View Pike Knoxville, TN 37919	8,000,000		30.43%

(1)

The address of our executive officer and sole director is c/o Grasshopper Staffing, Inc., 200 South Victoria Avenue, Pueblo, CO 81003

(2)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(3)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of November 14, 2017 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.  We currently do not maintain any equity compensation plans.  As of November 14, 2017, there were 26,287,500 shares issued and outstanding.

(4)

Represents 1,375,000 shares of Common Stock held by Acorn Management Partners, LLC and 6,000,000 shares of Common Stock issuable under warrants currently exercisable or exercisable within 60 days of November 14, 2017.

(5)

The total includes 100,000 shares owned by James Gindro, father of Jeremy Gindro.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•

the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of July 31, 2017 and July 31, 2016, members of management have loaned the Company $183,077 and $121,935 respectively. The loans are payable on demand and carry no interest.

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. For the year ended July 31, 2016, the Company recorded amortization of $503,389 in consulting expense related to this agreement.  For the year ended July 31, 2017, the Company recorded an additional $929,333 in consulting expense related to this agreement resulting in an unamortized portion amounting to $1,355,278.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 12).  As of July 31, 2017 and 2016, the Company has accrued $343,742 and $103,742, respectively in monthly retainer fees and travel expenses related to this agreement.

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

	Fiscal 2017	Fiscal 2016

Audit Fees	$40,000	$23,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$40,000	$23,500

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

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

Date: November 14, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2017
By: /s/ Jeremy Gindro
Jeremy Gindro Director