Form 10-Q
period 2017-10-31
GRASSHOPPER STAFFING, INC.
filed 2017-12-15
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 15, 2017, 26,287,500 shares of common stock of the registrant were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2017	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,632	$2,565
Accounts receivable, net	62,516	42,950
Prepaid expenses and other current assets	6,352	800
Total Current Assets	79,500	46,315

Property and equipment, net	3,017	3,259
Intangible assets, net	420	840
	3,437	4,099

TOTAL ASSETS	$82,937	$50,414

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$108,585	$84,951
Accounts payable and accrued expenses - related party	423,742	363,742
Payroll related liabilities	95,338	78,670
Due to others	26,704	14,204
Due to related party	183,927	183,077
Total Current Liabilities	838,296	724,644

TOTAL LIABILITIES	838,296	724,644

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 26,287,500 shares issued and outstanding as of October 31, 2017 and July 31, 2017, respectively	26,288	26,288
Additional paid-in capital	7,027,460	6,795,126
Accumulated deficit	(7,809,107)	(7,495,644)
TOTAL STOCKHOLDERS' DEFICIT	(755,359)	(674,230)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82,937	$50,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31,
	2017	2016

NET REVENUES
Contract staffing services	$196,013	$111,318

COST OF SERVICES
Cost of services	148,537	83,596

GROSS PROFIT	47,476	27,722

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	330,924	321,931
Payroll and related expenses	13,247	68,784
Selling, general and administrative expenses	16,326	17,954
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	360,497	408,669

LOSS FROM OPERATIONS	(313,021)	(380,947)

OTHER INCOME (EXPENSE)
Interest expense	(442)	(469)
Other income	-	2,950
TOTAL OTHER INCOME (EXPENSE)	(442)	2,481

NET LOSS	$(313,463)	$(378,466)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	26,287,500	26,287,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,463)	$(378,466)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	662	1,622
Provision for doubtful accounts	(9,115)	-
Revenue factoring expense	-	8,469
Amortization of deferred stock compensation, related parties	-	58,083
Issuance of common stock for services - related party	232,334	232,333
Fair value of warrants issued for services	-	(2,950)
Other income	(1,600)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(10,451)	(31,867)
Prepaid expenses and other current assets	(5,552)	2,612
Accounts payable and accrued expenses	25,234	4,489
Accounts payable and accrued expenses - related party	60,000	60,000
Payroll related liabilities	16,668	13,261

NET CASH USED IN OPERATING ACTIVITIES	(5,283)	(32,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	-
Proceeds from third party loans	12,500	2,000
Proceeds from shareholder loans	850	39,183
Payments of shareholder loans	-	(600)
Advances under factoring arrangements	-	8,746
Repayments under factoring arrangements	-	(16,915)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,350	32,414

Net increase in cash and cash equivalents	8,067	-

Cash and cash equivalents, beginning of period	2,565	-

Cash and cash equivalents, end of period	$10,632	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

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

NOTE 2 - SEASONAL NATURE OF OPERATIONS

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December. Therefore, the results of operations presented for the three months ended October 31, 2017, are not necessarily representative of the results of operations for the full year.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended October 31, 2017 and 2016 and cash flows for the three months ended October 31, 2017 and 2016 and our financial position as of October 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended July 31, 2017, which are included in the Company’s annual report on Form 10-K filed on November 14, 2017. The July 31, 2017 balance sheet is derived from those statements.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At October 31, 2017 and July 31, 2017, the Company wrote off $17,050 and $7,935, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At October 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

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

October 31, 2017

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2017 and July 31, 2017:

	October 31, 2017	July 31, 2017
Computer equipment	$2,643	$2,643
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(2,633)	(2,391)
Total property and equipment, net	$3,017	$3,259

Depreciation expense for the three months ended October 31, 2017 and 2016 was $242 and $1,202 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at October 31, 2017 and July 31, 2017:

	October 31, 2017	July 31, 2017
Website development	$5,000	$5,000
Less: accumulated amortization	(4,580)	(4,160)
Total intangible assets, net	$420	$840

Amortization expense for the three months ended October 31, 2017 and 2016 was $420 and $420 respectively.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

(unaudited)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at October 31, 2017 and July 31, 2017:

	October 31, 2017	July 31, 2017
Accounts Payable	$96,234	$61,344
Accrued Expenses	--	6,000
Accrued Payroll	12,351	17,607
Total	$108,585	$84,951

NOTE 8 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016.

As of October 31, 2017, the past due balance due to the tax authorities, including penalties, interest, and fees, totaled $95,338. On February 10, 2017, the Company paid back $10,116 of the outstanding liability, interest and penalties related to the March 31, 2016 tax period.  The Company recorded a total of $21,099 in penalties and interest from the IRS related to these outstanding liabilities in prior years.  The Company is working with the IRS to negotiate a payment plan for the remaining balance due.

NOTE 9 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended October 31, 2017 and 2016. At October 31, 2017, two customers accounted for 43% of the Company’s total revenue.

Customer	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016
A	17%	29%
B	15%	16%
C	11%	15%

NOTE 10 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of October 31, 2017 and July 31, 2017, members of management have loaned the Company $183,927 and $183,077, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 11).  As of October 31, 2017 and July 31, 2017, the Company has accrued $423,742 and $363,742, respectively in monthly retainer fees and travel expenses related to this agreement.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

(unaudited)

NOTE 11 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At October 31, 2017 and July 31, 2016, the Company had 26,287,500 and 26,287,500 common shares issued and outstanding, respectively.

Shares Issued for Services:

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. As of July 31, 2017, the Company recorded $1,432,722 in consulting expense related to this agreement. During the three months ended October 31, 2017 the Company amortized an additional $232,333 leaving an unamortized balance of $1,122,945 as of October 31, 2017.

Warrants:

A summary of the Company’s warrant activity during the three months ended October 31, 2017 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2017	6,000,000	$0.01	8.67	$2,040,000
Granted	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance Outstanding, October 31, 2017	6,000,000	$0.01	8.41	$4,560,000

Exercisable, October 31, 2017	6,000,000	$0.01	8.41	$4,560,000

As of October 31, 2017, there are no options outstanding to acquire any additional shares of common stock of the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

GRASSHOPPER STAFFING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2017

(unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company’s executive offices are located at 200 S Victoria Ave, Pueblo, Co 81003.  The property was leased on a month to month basis through August 31, 2017 with a monthly rental payment of $800.  On September 1, 2017, the Company entered into a new one-year lease agreement for $900 per month effective September 1, 2017 through August 31, 2018.

NOTE 13 - SUBSEQUENT EVENTS

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

Related Party Advances

Through the date of filing there have been additional amounts representative of advances or amounts paid in satisfaction of liabilities from a director or member of management. The advances are considered temporary in nature and have not been formalized by a promissory note. As of the date of filing an additional $7,500 has been loaned to the Company. These loans are payable on demand and carry no interest (See Note 10).

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

Business Overview

Grasshopper Staffing, Inc (“Grasshopper Staffing”), formally Tomichi Creek Outfitters, was incorporated in the state of Nevada on June 25, 2013.

On March 2, 2015, we entered into a Business Acquisition Agreement under which we acquired the business and assets of Grasshopper Staffing, Inc. in exchange for 250,000 shares of common stock. The assets purchased include the trademark and website, office supplies and office furniture.  Grasshopper is operating as a wholly-owned subsidiary of the Company and is now the primary operation of our business.

On November 2, 2015 we filed a Certificate of Amendment to our Articles of Incorporation changing the name of our company to Grasshopper Staffing, Inc.

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

RESULTS OF OPERATIONS

Results of Operations

For the three months ended October 31, 2017 compared to 2016

Revenue

The Company had $196,013 and $111,318 of revenue during the three months ended October 31, 2017 and 2016, respectively. The increase of $84,695 was due to increased revenue achieved by contract staffing services in the three months ended October 31, 2017.

Cost of Services

Cost of services was $148,537 in the three months ended October 31, 2017, an increase of $64,941 from $83,596 in the three months ended October 31, 2016.  The increase is primarily due to the cost of hiring additional workers in the three months ended October 31, 2017.

Gross Profit

The Company had a gross profit of $47,476 in the three months ended October 31, 2017, which is an increase of $19,754 from a gross profit of $27,722 in the three months ended October 31, 2016.  The increase is primarily due to the increase in revenue in the three months ended October 31, 2017.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $360,497 and $408,669 for the three months ended October 31, 2017 and 2016, respectively. This decrease of $48,172 was primarily due to the decrease in payroll during the three months ended October 31, 2017.

Net Loss

The comparable net loss for the three months ended October 31, 2017 was $313,463, as compared to the net loss of $378,466 for the three months ended October 31, 2016. This decreased net loss of $65,003 was primarily due to the increase in revenue and the reduction of payroll expenses during the three months ended October 31, 2017.

Liquidity and Capital Resources

Working Capital

	October 31, 2017 (unaudited)	July 31, 2017 (audited)

Current Assets	$79,500	$46,315
Current Liabilities	838,296	724,644
Working Capital (Deficiency)	$(758,796)	$(678,329)

Current assets for the three months ended October 31, 2017 increased compared to the year ended July 31, 2017, primarily due to an increase in accounts receivable and cash and cash equivalents in the three months ended October 31, 2017.

Current liabilities for the three months ended October 31, 2017 increased compared to the year ended July 31, 2017 primarily due to an increase in the accounts payable of approximately $24,000, related party accrual of consulting fees for Platinum of 60,000, and an increase in payroll related liabilities of approximately $17,000 related to the unpaid payroll taxes in 2015 and 2016 for the period ending October 31, 2017.

Net Cash Used in Operating Activities

Net cash used in operations was $5,283 for the three months ended October 31, 2017 compared to cash used in operations of $32,414 for the three months ended October 31, 2016. This decrease was primarily attributable to a decrease in net loss along with a decrease in amortization expense of approximately $58,000 related to the amortization of deferred stock compensation, related party offset by an increase in accounts payable in the three months ended October 31, 2017.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended October 31, 2017 were $13,350 compared to $32,414 for three months ended October 31, 2016. This decrease is primarily attributed to a decrease in proceeds from shareholder loans of approximately $38,000 offset by a decrease in repayments of factoring agreements of approximately $17,000 during the three months ended October 31, 2017.

Going Concern Qualification

As at October 31, 2017, the Company has  an accumulated deficit of $7,809,107, a negative working capital deficit of $758,796 and has not generated cash from operations to support meaningful ongoing operations. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2017 and 2016.  The foregoing raises substantial doubt about the Company’s ability to continue as a going concern.  We intend on financing our future development activities and working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At October 31, 2017 and July 31, 2017, the Company wrote off $17,050 and $7,935, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At October 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2017.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2017.  Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31, 2017 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report for July 31, 2017 on Form 10-K, filed with the SEC on November 14, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended October 31, 2017.

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

Date: December 15, 2017
By: /s/ Melanie Osterman
Melanie Osterman President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)