Form 10-Q
period 2018-01-31
GRASSHOPPER STAFFING, INC.
filed 2018-03-19
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36564

Grasshopper Staffing, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	46-3052781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3847 River Vista Way

Louisville, TN  37777

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (865) 719-8160

__________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 19, 2018, 32,487,500 shares of common stock of the registrant were issued and outstanding.

ii

GRASSHOPPER STAFFING, INC.

Form 10-Q Quarterly Report

iii

Unless the context clearly indicates otherwise, when used in this report, the term “us, “we,” “ours,” and the “Company” means Grasshopper Staffing, Inc., Nevada corporation, and our subsidiaries Grasshopper Staffing, Inc., a Colorado corporation (“Grasshopper Colorado”) and IndeLiving Holdings, Inc., a Florida corporation (“IndeLiving”).

Special Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements”. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management's expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRASSHOPPER STAFFING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,968	$2,565
Accounts receivable, net	27,154	42,950
Prepaid expenses and other current assets	4,430	800
Total Current Assets	36,552	46,315

Property and equipment, net	2,776	3,259
Intangible assets, net	-	840
	2,776	4,099

TOTAL ASSETS	$39,328	$50,414

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$119,203	$84,951
Accounts payable and accrued expenses - related party	483,742	363,742
Payroll related liabilities	69,508	78,670
Due to others	41,354	14,204
Due to related party	191,427	183,077
Total Current Liabilities	905,234	724,644

TOTAL LIABILITIES	905,234	724,644

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock par value $0.001; 200,000,000 shares authorized; 26,287,500 and 26,287,500 shares issued and outstanding as of January 31, 2018 and July 31, 2017, respectively	26,288	26,288
Additional paid-in capital	7,259,793	6,795,126
Accumulated deficit	(8,151,987)	(7,495,644)
TOTAL STOCKHOLDERS' DEFICIT	(865,906)	(674,230)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,328	$50,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2018	2017	2018	2017

NET REVENUES
Contract staffing services	$89,732	$65,165	$285,745	$176,483

COST OF SERVICES
Cost of services	67,908	50,460	216,445	134,056

GROSS PROFIT	21,824	14,705	69,300	42,427

SELLING, GENERAL AND ADMINISTRATIVE
Professional fees	328,158	311,463	659,082	633,394
Payroll and related expenses	19,371	8,916	32,618	77,700
Selling, general and administrative expenses	10,346	9,996	26,672	27,950
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	357,875	330,375	718,372	739,044

LOSS FROM OPERATIONS	(336,051)	(315,670)	(649,072)	(696,617)

OTHER INCOME (EXPENSE)
Interest expense	(6,829)	(6,602)	(7,271)	(7,071)
Other income	-	-	-	2,950
TOTAL OTHER INCOME (EXPENSE)	(6,829)	(6,602)	(7,271)	(4,121)

NET LOSS	$(342,880)	$(322,272)	$(656,343)	$(700,738)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	26,287,500	26,287,500	26,287,500	26,287,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(656,343)	$(700,738)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	1,323	1,323
Provision for doubtful accounts	(9,115)	-
Revenue factoring expense	-	8,744
Amortization of deferred stock compensation, related parties	-	58,083
Issuance of common stock for services - related party	464,667	464,667
Other income	(1,600)	(2,950)
Changes in operating assets and liabilities:
Accounts receivable, net	24,911	2,202
Prepaid expenses and other current assets	(3,630)	4,788
Accounts payable and accrued expenses	35,852	708
Accounts payable and accrued expenses - related party	120,000	120,000
Payroll related liabilities	(9,162)	18,645

NET CASH USED IN OPERATING ACTIVITIES	(33,097)	(24,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from third party loans	27,150	3,850
Proceeds from shareholder loans	8,350	53,658
Payments of shareholder loans	-	(10,600)
Advances under factoring arrangements	-	8,746
Repayments under factoring arrangements	-	(29,341)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,500	26,313

Net increase in cash and cash equivalents	2,403	1,785

Cash and cash equivalents, beginning of period	2,565	-

Cash and cash equivalents, end of period	$4,968	$1,785

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Grasshopper Staffing, Inc (the “Company”), formally Tomichi Creek Outfitters, was formed in the state of Nevada on June 25, 2013 and its year-end is July 31.

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

NOTE 2 - SEASONAL NATURE OF OPERATIONS

The cannabis industry in general historically experiences seasonal fluctuations in revenue and net income.  The Company’s revenues reflect two cutting periods resulting in higher revenues in the months of May through July and October through December. Therefore, the results of operations presented for the six months ended January 31, 2018, are not necessarily representative of the results of operations for the full year.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for six months ended January 31, 2018 and 2017 and cash flows for the six months ended January 31, 2018 and 2017 and our financial position as of January 31, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At January 31, 2018 and July 31, 2017, the Company reserved $17,050 and $7,935, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At January 31, 2018, no revision to the remaining amortization period of the intangible assets was made.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
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
January 31, 2018
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2018 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2018 and July 31, 2017:

	January 31, 2018	July 31, 2017
Computer equipment	$2,643	$2,643
Furniture and fixtures	3,007	3,007
Subtotal	5,650	5,650
Less: accumulated depreciation	(2,874)	(2,391)
Total property and equipment, net	$2,776	$3,259

Depreciation expense for the six months ended January 31, 2018 and 2017 was $483 and $483 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at January 31, 2018 and July 31, 2017:

	January 31, 2018	July 31, 2017
Website development	$5,000	$5,000
Less: accumulated amortization	(5,000)	(4,160)
Total intangible assets, net	$-	$840

Amortization expense for the six months ended January 31, 2018 and 2017 was $840 and $840 respectively.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at January 31, 2018 and July 31, 2017:

	January 31, 2018	July 31, 2017
Accounts Payable	$107,061	$61,344
Accrued Expenses	--	6,000
Accrued Payroll	12,142	17,607
Total	$119,203	$84,951

NOTE 8 - PAYROLL LIABILITIES

The Company has past due payroll liabilities due to the Internal Revenue Service (“IRS”) for unpaid payroll taxes, penalties and interest for 2015 and 2016.

As of January 31, 2018, the past due balance due to the tax authorities, including penalties, interest, and fees, totaled $69,508. The original unpaid payroll taxes to the IRS for these periods totaled approximately $39,000 and the related accrued penalties and interest as of January 31, 2018 totaled approximately $23,000.  The remaining $7,000 relates to current payroll tax obligations.  On March 14, 2018 the Company paid $63,000 to the IRS in full satisfaction of the past due liabilities and the balance of the payment was applied to current liabilities.  (See Note 13).

NOTE 9 - CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended January 31, 2018 and 2017. At January 31, 2018, three customers accounted for 43% of the Company’s total revenue.

Customer	Six Months Ended January 31, 2018	Six Months Ended January 31, 2017
A	17%	31%
B	14%	10%
C	12%	12%

NOTE 10 - RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of January 31, 2018 and July 31, 2017, members of management have loaned the Company $191,427 and $183,077, respectively. The loans are payable on demand and carry no interest.

In addition, the Company has accrued expenses related to the January 15, 2016 consulting and advisory agreement (See Note 11).  As of January 31, 2018 and July 31, 2017, the Company has accrued $483,742 and $363,742, respectively in monthly retainer fees and travel expenses related to this agreement.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 11 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At January 31, 2018 and July 31, 2017, the Company had 26,287,500 and 26,287,500 common shares issued and outstanding, respectively.

Shares Issued for Services:

On January 15, 2016, the Company entered into a three-year consulting and advisory agreement with Platinum Equity Advisors, LLC, a related party. Compensation consists of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, the Company issued on February 15, 2016, 8,000,000 shares of the Company’s common stock at a value of $0.35 per share or $2,788,000. The first month’s retainer was offset by $8,000 for the shares issued, resulting in a reduction of accounts payable and the remainder will be amortized over the life of the agreement. As of July 31, 2017, the Company recorded $1,432,722 in consulting expense related to this agreement. During the six months ended January 31, 2018 the Company amortized an additional $464,667 leaving an unamortized balance of $890,611 as of January 31, 2018.

Warrants:

A summary of the Company’s warrant activity during the six months ended January 31, 2018 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Term	Value
Balance Outstanding, July 31, 2017	6,000,000	$0.01	8.67	$2,040,000
Granted	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Balance Outstanding, January 31, 2018	6,000,000	$0.01	8.16	$7,800,000

Exercisable, January 31, 2018	6,000,000	$0.01	8.16	$7,800,000

On February 21, 2018, the Company executed an agreement with Acorn pursuant to which the 6,000,000 warrants Acorn was issued in the March 29, 2016 agreement were automatically converted into 1,000,000 restricted shares of the Company’s common stock (See Note 13).

As of January 31, 2018, there are no options outstanding to acquire any additional shares of common stock of the Company.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company. The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

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

Acorn Management Transaction

On February 21, 2018 we entered into a letter agreement with Acorn Management Partners, LLC pursuant to which it converted warrants to purchase 6,000,000 shares of our common stock held by it into 1,000,000 shares of our common stock, which such inclusion also included full satisfaction of all amounts we may have owed Acorn Management Partners, LLC for amounts due or any contractual obligations.

Related Party Advances

Through the date of filing there have been additional amounts representative of advances or amounts paid in satisfaction of liabilities from a director or member of management. The advances are considered temporary in nature and have not been formalized by a promissory note. As of the date of filing an additional $525 has been loaned to the Company. These loans are payable on demand and carry no interest (See Note 10).

Share Exchange Agreement

On March 13, 2018, the Company entered into a Share Exchange Agreement with IndeLiving Holdings, Inc., a Florida corporation (“IndeLiving”), and the shareholders of IndeLiving pursuant to which the Company acquired 100% of the outstanding capital stock of IndeLiving from its shareholders in exchange for an aggregate of 5,200,000 shares of the Company’s common stock, valued at approximately $6,968,000.

Change in Control

Concurrent with the closing of the Share Exchange Agreement with IndeLiving, a change of control of the Company has occurred.  Mr. Scott M. Boruff, was appointed the Company’s sole officer as Chief Executive Officer and Director at closing.  Jeremy Gindro resigned as a member of our Board of Directors and Melanie Osterman, who had previously served as the Company’s President, resigned as an officer of the company, but remains an officer and employee of the Grasshopper Staffing subsidiary.

GRASSHOPPER STAFFING, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS (continued)

Employment Agreement and Issuance of Stock Options

On March 13, 2018 the Company entered into a three year Employment Agreement with Mr. Boruff to serve as its Chief Executive Officer.  He will be paid an annual salary of $300,000 and is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors.  As additional compensation he was granted stock options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $3.00 per share, which exceeded the fair market price of our common stock on the date of grant, vesting in four equal annual installments commencing on the grant date.

Securities Purchase Agreement

On March 13, 2018 the Company issued and sold $700,000 principal amount convertible promissory notes (the “Convertible Notes”) to 12 purchasers in a private transaction. The purchasers were accredited or otherwise sophisticated investors who had access to business and financial information on the Company.  The Company did not pay any commissions or finders fees in connection with the sale of the Convertible Notes.  The Company used approximately $63,000 of these proceeds to satisfy its outstanding payroll tax obligations to the IRS, and will use the balance for working capital.

The Convertible Notes are unsecured and will pay interest in cash at the rate of 5% per annum, in arrears, maturing one year from the date of issuance (the "Maturity Date").  The principal and accrued interest is convertible at any time prior to the Maturity Date at the option of the holder into shares of our common stock at a conversion price of $0.50 per share (the "Conversion Price").  At any time prior to the Maturity Date that we should conclude the sale of equity securities in a private offering (the “Qualified Private Offering Securities”) resulting in gross proceeds to us of at least $1,000,000 (a “Qualified Private Offering”), concurrent with the first closing of such Qualified Private Offering all principal and accrued interest due under the Convertible Note will automatically convert into shares of the our common stock at the Conversion Price.

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

Business Overview

Grasshopper Staffing, Inc (“Grasshopper Staffing”), formally Tomichi Creek Outfitters, was incorporated in the state of Nevada on June 25, 2013.

On March 2, 2015, we entered into a Business Acquisition Agreement under which we acquired the business and assets of Grasshopper Staffing, Inc., a Colorado corporation, in exchange for 250,000 shares of common stock. The assets purchased include the trademark and website, office supplies and office furniture.  Grasshopper is operating as a wholly-owned subsidiary of the Company and is now the primary operation of our business.

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

Acquisition of IndeLiving

In March 2018 we acquired 100% of the outstanding capital stock of IndeLiving Holdings, Inc. in exchange for 5,200,000 shares of our common stock.  The terms of this transaction are described later in this report.  Founded in 2016 and based in Knoxville, Tennessee, IndeLiving has developed a health monitoring system for assisted living centers.  IndeLiving is an early stage company that uses proprietary technology to monitor seniors in real time by both care givers and family assist.  This monitoring technology assists seniors living independently or in an assisted living facility and their caregivers. The monitoring system is customized to the needs of the individual senior and, if applicable, to assisted living facility requirements. It provides real-time information to a monitoring stations at the assisted living facilities. It also can be set up to provide real time information via text, voice and email to family members or other caregivers. The residential model called “Inde Home” is a monitoring concept with custom modifications that can be applied to individual seniors in a variety of applications including Seniors living independently in their own home, with family members or in an assisted living or retirement community. For the year ended December 31, 2017 IndeLiving had gross revenues in 2017 of approximately $135,000.

Immediately prior to the closing of the share exchange, we raised $700,000 through the sale of one year convertible promissory notes, the terms of which are described later in this report.  We used approximately $63,000 of the proceeds to satisfy our 941 tax liabilities to the IRS in full, and will use the balance for working capital.

The acquisition of IndeLiving resulted in a change of control of our company.  Concurrent with the closing of this transaction, our then current officers and directors resigned and Mr. Scott M. Boruff, Chief Executive Officer of IndeLiving, was appointed our sole officer and director.  Ms. Osterman remains affiliated with our Grasshopper Colorado subsidiary and will continue to be responsible for its daily operations.  We have relocated our offices to Tennessee and expect that a significant portion of our business and operations in the future will be related to IndeLiving.

RESULTS OF OPERATIONS

Results of Operations

For the three months ended January 31, 2018 compared to 2017

Revenue

The Company had $89,732 and $65,165 of revenue during the three months ended January 31, 2018 and 2017, respectively. The increase of $24,567 was due to increased revenue achieved by contract staffing services in the three months ended January 31, 2018.

Cost of Services

Cost of services was $67,908 in the three months ended January 31, 2018, an increase of $17,448 from $50,460 in the three months ended January 31, 2017.  The increase is primarily due to the cost of hiring additional workers in the three months ended January 31, 2018.

Gross Profit

The Company had a gross profit of $21,824 in the three months ended January 31, 2018, which is an increase of $7,119 from a gross profit of $14,705 in the three months ended January 31, 2017.  The increase is primarily due to the increase in revenue in the three months ended January 31, 2018.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $357,875 and $330,375 for the three months ended January 31, 2018 and 2017, respectively. This increase of $27,500 was primarily due to the increase in payroll and professional fees during the three months ended January 31, 2018.

Net Loss

The comparable net loss for the three months ended January 31, 2018 was $342,880 as compared to the net loss of $322,272 for the three months ended January 31, 2017. This increased net loss of $20,608 was primarily due to the increase in professional fees and payroll during the three months ended January 31, 2018.

For the six months ended January 31, 2018 compared to 2017

Revenue

The Company had $285,745 and $176,483 of revenue during the six months ended January 31, 2018 and 2017, respectively. The increase of $109,262 was due to increased revenue achieved by contract staffing services in the six months ended January 31, 2018.

Cost of Services

Cost of services was $216,445 in the six months ended January 31, 2018, an increase of $82,389 from $134,056 in the six months ended January 31, 2017.  The increase is primarily due to the cost of hiring additional workers in the six months ended January 31, 2018.

Gross Profit

The Company had a gross profit of $69,300 in the six months ended January 31, 2018, which is an increase of $26,873 from a gross profit of $42,427 in the six months ended January 31, 2017.  The increase is primarily due to the increase in revenue in the six months ended January 31, 2018.

General and Administrative Expenses

The Company’s general and administrative expenses were incurred in the amounts of $718,372 and $739,044 for the six months ended January 31, 2018 and 2017, respectively. This decrease of $20,672 was primarily due to the decrease in payroll offset by an increase in professional fees during the six months ended January 31, 2018.

Net Loss

The comparable net loss for the six months ended January 31, 2018 was $656,343, as compared to the net loss of $700,738 for the six months ended January 31, 2017. This decreased net loss of $44,395 was primarily due to the increase in revenue and the reduction of payroll expenses during the six months ended January 31, 2018.

Liquidity and Capital Resources

Working Capital

	January 31, 2018 (unaudited)	July 31, 2017 (audited)
Current Assets	$36,552	$46,315
Current Liabilities	905,234	724,644
Working Capital (Deficiency)	$(868,682)	$(678,329)

Current assets for the six months ended January 31, 2018 decreased compared to the year ended July 31, 2017, primarily due to a decrease in accounts receivable in the six months ended January 31, 2018.

Current liabilities for the six months ended January 31, 2018 increased compared to the year ended July 31, 2017 primarily due to an increase in  the related party accrual of consulting fees for Platinum Equity Advisors, LLC of $120,000, and an increase in third party loans of approximately $20,000 for the period ending January 31, 2018.  Concurrent with the closing of the acquisition of IndeLiving, the advisory agreement with Platinum Equity Advisors, LLC, an entity managed by Mr. Boruff, was terminated.

Net Cash Used in Operating Activities

Net cash used in operations was $33,097 for the six months ended January 31, 2018 compared to cash used in operations of $24,528 for the six months ended January 31, 2017. This increase was primarily attributable to a decrease in net loss along with a decrease in amortization expense of approximately $58,000 related to the amortization of deferred stock compensation, related party and a decrease in payroll liabilities of approximately $34,000 offset by an increase in accounts payable in the six months ended January 31, 2018.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended January 31, 2018 were $35,500 compared to $26,313 for six months ended January 31, 2017. This increase is primarily attributed to an increase in proceeds from third party loans of approximately $23,000 offset by a decrease in repayments of factoring agreements of approximately $29,000 and a decrease in proceeds from shareholder loans of approximately $43,000 during the six months ended January 31, 2018.

Going Concern Qualification

As at January 31, 2018, the Company has an accumulated deficit of $8,151,987, a negative working capital deficit of $868,682 and has not generated cash from operations to support meaningful ongoing operations. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2017 and 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future development activities and working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business from sales activities The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. At January 31, 2018 and July 31, 2017, the Company wrote off $17,050 and $7,935, respectively to the allowance.

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

Intangible Assets

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At January 31, 2018, no revision to the remaining amortization period of the intangible assets was made.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2018.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer who also serves as our principal financial and accounting officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective as a result of continuing weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended July 31, 2017.  Following the change of control of our company in March 2018 as described elsewhere herein, we expect to remediate those material weaknesses in our internal control over financial reporting prior to the end of fiscal 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2018 we entered into a letter agreement with Acorn Management Partners, LLC pursuant to which it converted warrants to purchase 6,000,000 shares of our common stock held by it into 1,000,000 shares of our common stock, which such inclusion also included full satisfaction of all amounts we may have owed Acorn Management Partners, LLC for amounts due or any contractual obligations.  Acorn Management Partners, LLC is an accredited or otherwise sophisticated investor who had access to business and financial information on our company.  The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None except as previously reported.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Share Exchange Agreement dated March 13, 2018 by and among Grasshopper Staffing, Inc., IndeLiving Holdings, Inc. and the shareholders of IndeLiving Holdings, Inc.  (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on March 15, 2018)

10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on March 15, 2018)

10.3

Employment Agreement dated March 13, 2018 by and between Grasshopper Staffing, Inc. and Scott M. Boruff (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed on March 15, 2018) ¥

10.4	Form of stock option dated March 13, 2018 granted to Scott M. Boruff (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed on March 15, 2018) ¥

10.5	Letter agreement dated February 14, 2018 by and between Grasshopper Staffing, Inc. and Acorn Management Partners, LLC *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Principal financial and accounting officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Chief Executive Officer and principal financial and accounting officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith.

¥    Management compensation agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grasshopper Staffing, Inc.

Date: March 19, 2018
By: /s/ Scott M. Boruff
Scott M. Boruff Executive Officer, principal financial and accounting officer