Form 10-K/A
period 2017-07-31
GRASSHOPPER STAFFING, INC.
filed 2018-05-09
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-36564

Grasshopper Staffing, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3052781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3847 River Vista Way, Louisville, TN 37777

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (865) 719-8160

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes  [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $2,315,150 on January 30, 2017.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  26,287,500 shares of common stock are issued and outstanding as of November 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) of Grasshopper Staffing, Inc. for the year ended July 31, 2017 to its Annual Report on Form 10-K for the year ended July 31, 2017 originally filed with the Securities and Exchange Commission on November 14, 2017 (the "Original 2017 Form 10-K") is to (i) correct a ministerial error Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters regarding the beneficial ownership of our securities by Acorn Management Partners, LLC and the omission of the control person of Platinum Equity Advisors, LLC, and (ii) to file Exhibit 4.1 as described in Part IV. Item 15. Exhibits, Financial Statement Schedules.  This Form 10-K/A contains a currently dated certification as Exhibit 31.1.  Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Original 2017 Form 10-K. This Form 10-K/A speaks as of the original filing date of the Original 2017 Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

Title of	Name, Title and Address of Beneficial	Amount of Beneficial		Percent
Class	Owner of Shares	Ownership (2)		of Class (3)

Common	Jeremy Gindro, Director (1)	7,870,000	(5)	29.94%

Common	Melanie Osterman (1)	850,000		3.23%

	All Officers and Directors as a Group	8,620,000		33.17%

Principal Shareholders:
Common Stock	Acorn Management Partners LLC 4080 McGinnis Ferry Rd #101 Alpharetta, GA 30005	2,626,121	(4)	9.99%

Common Stock	Platinum Equity Advisors, LLC 5628 Lyons View Pike Knoxville, TN 37919	8,000,000 (6)		30.43%

(1)

The address of our executive officer and sole director is c/o Grasshopper Staffing, Inc., 200 South Victoria Avenue, Pueblo, CO 81003.

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

(4)

The number of shares beneficially owns includes (i) 1,375,000 shares of outstanding Common Stock held by Acorn Management Partners, LLC, and (ii) 1,251,121 shares of Common Stock issuable under a warrant held by it.  The number of shares beneficially owned by Acorn Management Partners, LLC, however, excludes an additional 4,748,879 shares of common stock underlying this warrant.  Under the terms of the warrant, Acorn Management Partners, LLC may not exercise the warrant to the extent such exercise would cause it, together with its affiliates and any other person acting together with Acorn Management Partners, LLC and its affiliates, to beneficially own a number of shares of Common Stock which would exceed 9.99% of our then outstanding Common Stock following such exercise, excluding for purposes of such determination shares of Common Stock issuable upon the exercise of the warrant which has not been exercised.  Upon 61 days’ prior notice to us, Acorn Management Partners, LLC may increase or decrease this beneficial ownership limitation, which such increase or decrease will not be effective until the 61st day after the notice is deliver to us.  Mr. John R. Exley III as General Partner of Acorn Management Partners, LLC has voting and dispositive power over the securities held by such entity.

(5)

The total includes 100,000 shares owned by James Gindro, father of Jeremy Gindro.

(6)

Mr. Scott M. Boruff is the Manager of Platinum Equity Advisors, LLC. and in his position as Manager has shared right to direct the vote and disposition of securities owned by Platinum Equity Advisors, LLC.

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

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

3.3	Bylaws (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

4.1	Common Stock Purchase Warrant dated March 29, 2016 issued to Acorn Management Partners, LLC *

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

31.1	Chief Executive Officer and principal financial and accounting officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*

filed herewith.

**

previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grasshopper Staffing, Inc.

May 9, 2018	By:	/s/ Scott M. Boruff
Scott M. Boruff, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Scott M. Boruff Scott M. Boruff	Chief Executive Officer, President, principal executive officer, principal financial and accounting officer	May 9, 2018