Form 10-K
period 2019-07-31
Healthcare Integrated Technologies Inc.
filed 2020-03-20
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36564

Healthcare Integrated Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3052781
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1462 Rudder Lane

Knoxville, TN 37919

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 31, 2019 (the last business day of the registrant’s most recently completed second quarter), as reported on the OTC Pink market, was approximately $3,915,794. As of March 18, 2020, there were 33,487,500 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Healthcare Integrated Technologies, Inc. (formerly known as Grasshopper Staffing, Inc.) is filing this comprehensive annual report on Form 10-K for the fiscal years ending July 31, 2019 and July 31, 2018, and the quarterly periods ended April 30, 2018, October 31, 2018, January 31, 2019, April 30, 2019, October 31, 2019, and January 31, 2020 (the “Comprehensive Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarterly period ended January 31, 2018. Included in this Comprehensive 10-K are our audited financial statements for the fiscal years ended July 31, 2019 and July 31, 2018, which have not been previously filed with the SEC. In addition, the Comprehensive 10-K also includes unaudited quarterly financial statements for the quarterly periods ended April 30, 2018, October 31, 2018, January 31, 2019, April 30, 2019, October 31, 2019, and January 31, 2020.

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

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

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

PART I

ITEM 1. BUSINESS.

Overview

As used in this Annual Report, “we,” “us,” “our,” “Healthcare Integrated Technologies,” “Company,” or “our Company” refers to Healthcare Integrated Technologies, Inc. and our subsidiary IndeLiving Holdings, Inc. (“Inde” or “IndeLiving”).

Healthcare Integrated Technologies, Inc. (the “Company”), is a healthcare technology company whose primary operations are through our IndeLiving subsidiary, which we acquired in March 2018. With the acquisition of IndeLiving, our core focus changed, and our operations through our Grasshopper Staffing, Inc. (“Grasshopper Colorado”) subsidiary ceased in February 2019. We also changed our name to Healthcare Integrated Technologies, Inc., to better reflect our new operations. As a result, our operations, management and board of directors, and our business in general have undergone a substantial change and the Company has experienced a change in control since the closing of the IndeLiving acquisition.

Founded in 2016 and based in Knoxville, Tennessee, IndeLiving has developed a health monitoring system for assisted living centers and private homes. IndeLiving is a development stage company that uses proprietary technology to monitor seniors in real time by both caregivers and family without the need for the senior to wear any type of monitoring device. The monitoring system is customized to the needs of the individual senior and, if applicable, to assisted living facility requirements. It provides real-time information to monitoring stations at the assisted living facilities. It also can be set up to provide real time information via text, voice, email, and a mobile phone application to family members or other caregivers. The residential model called “Inde Companion” is a monitoring concept with custom modifications that can be applied to individual seniors in a variety of applications including seniors living independently in their own home, with family members, or in an assisted living or retirement community.

We have secured a contract with a hardware supplier, Vayyar Imaging, Ltd., to produce the monitoring devices as of August 7, 2019, which requires us to purchase $2,000,000 in product by July 31, 2020. We are currently further developing the related software for both a mobile phone application and a desktop “dashboard” to be used by assisted living facilities. We are engaged in marketing and sales of our product to assisted living facilities.

Our History

The Company has had three distinct phases and businesses. First, we were incorporated in the state of Nevada on June 25, 2013 as Tomichi Creek Outfitters, aiming to provide professionally guided big game hunts in Sargents, Colorado which is approximately four hours southwest from Denver. This area of the country is home to trophy size Elk and Mule Deer. Our secondary business included offering guided scenic tours on the western slopes of the Rocky Mountains. Every season offers a diversified plethora of wildlife and stunning scenic views. Our Chief Executive Officer (“CEO”) and sole director at that time was Jeremy Gindro.

Second, on March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Colorado, formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all the outstanding shares of Grasshopper Colorado. The assets purchased include the trademark and website, office supplies and office furniture. On November 2, 2015 we filed a Certificate of Amendment to our Articles of Incorporation changing the name of our Company from Tomichi Creek Outfitters to Grasshopper Staffing, Inc. Grasshopper Colorado was operating as a wholly-owned subsidiary of the Company and was the primary operation of our business until the acquisition of IndeLiving Holdings Inc., on March 13, 2018. Our management consisted of Melanie Osterman as CEO, and Jeremy Gindro who was our sole director.

Third, we acquired IndeLiving and changed our name to Healthcare Integrated Technologies, Inc. Our current operations are described above. With the acquisition of IndeLiving, we had another change in management, and Scott M. Boruff became CEO and sole director of the Company.

Employees

At July 31, 2018, we had 24 employees.

At July 31, 2019, we had 1 employee.

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

ITEM 1A. RISK FACTORS.

Risks Related to Economic and Market Conditions

General Economic and Financial Conditions

The success of any investment activity is influenced by general economic and financial conditions, all of which are beyond the control of the Company. These conditions, such as the recent global economic crisis and significant downturns in the financial markets, may materially adversely affect our operating results, financial condition and ability to implement our business strategy and/or meet our return objectives.

The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries.

Risks Related to Our Business

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

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

You should consider the Company’s prospects considering the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development. To be successful in this industry, the Company must, among other things:

●	develop and introduce functional and attractive services;

●	attract and maintain a large base of customers;

●	increase awareness of the Company brand and develop consumer loyalty;

●	respond to competitive and technological developments;

●	build an operations structure to support the Company business; and

●	attract, retain and motivate qualified personnel.

The Company cannot guarantee that it will succeed in achieving these goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results.

The Company’s products and services are new and are in the early stages of development. The Company is not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of the Company’s products and services may have limited functionalities, which may limit their appeal to consumers and put the Company at a competitive disadvantage. If the Company’s current or future products and services fail to function properly or if the Company does not achieve or sustain market acceptance, it could lose customers or could be subject to claims which could have a material adverse effect on the Company business, financial condition and operating results.

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

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products and services that we will attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to several factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

●	Our ability to source strong opportunities with sufficient risk adjusted returns.

●	Our ability to manage our capital and liquidity requirements based on changing market conditions generally.

●	The acceptance of the terms and conditions of our licenses and/or the acceptance of our royalties and fees.

●	The amount and timing of operating and other costs and expenses.

●	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

●	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

●	Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

●	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

●	Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Our independent auditors’ report for the fiscal years ended July 31, 2019 and 2018 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended July 31, 2019 and 2018 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. We have incurred recurring losses and have generated limited revenue since inception. These factors and our need for additional financing to effectively execute our business plan, raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

COVID-19 could adversely impact our business

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and several European countries. If COVID-19 continues to spread in the United States, we expect to experience disruptions that could adversely impact our business. The spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from our products. It is unknown how long these disruptions could continue, were they to occur. Additionally, COVID-19’s spread, which has had a broad global impact, including restrictions on travel and quarantine polices put into place by businesses and governments, may materially affect us economically by causing disruptions in our supply chain or distribution channels. As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

We are entering a potentially highly competitive market

The markets for the healthcare and senior monitoring industries are competitive and evolving. We face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have (or may be expected to have).

Given the rapid changes affecting the global, national, and regional economies generally, and the healthcare industry specifically, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any market, legal and regulatory changes as well as competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity and cash flow.

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

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company fails in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

Risks Related to Our Common Stock

Because we will likely issue additional shares of our common stock, investment in our Company could be subject to substantial dilution.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of March 18, 2020, there were 33,487,500 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the OTC Pink has been subject to wide fluctuations.

Our common stock is currently quoted for public trading on the OTC Pink. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to several factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our Certificate of Incorporation and by-laws provides for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and By-Laws include provisions that fully eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

We do not intend to pay dividends on any investment in the shares of stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never occur and investors may lose all their investment in our company.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

There could be unidentified risks involved with an investment in our securities

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. On January 2, 2020, a sworn account lawsuit was filed against our IndeLiving Holdings, Inc. (“IndeLiving”) subsidiary and our CEO Scott M. Boruff by our previous Certified Public Accounting Firm, RBSM LLP demanding payment of $28,007 for services rendered. We have filed our Answer and IndeLiving filed a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM LLP by IndeLiving for services that we allege were not provided. Given the early state of the proceedings in this case, we currently cannot assess the probability of losses, but we can reasonably estimate that the range of losses in this case will be immaterial since the full amount of the lawsuit has previously been recorded in the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Pink under the symbol “HITC”. The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

The following table shows, for the periods indicated, the high and low bid prices per share of the Company’s common Stock as reported by the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2018
First quarter ended October 31, 2017	$0.80	$0.35
Second quarter ended January 31, 2018	$1.31	$0.70
Third quarter ended April 30, 2018	$1.62	$1.20
Fourth quarter ended July 31, 2018	$1.57	$0.50

Fiscal Year 2019
First quarter ended October 31, 2018	$0.65	$0.30
Second quarter ended January 31, 2019	$0.45	$0.30
Third quarter ended April 30, 2019	$0.47	$0.12
Fourth quarter ended July 31, 2019	$0.20	$0.12

(b) Holders

As of March 18, 2020, there were 48 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

Transfer Agent

Our transfer agent is VStock, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the years ended July 31, 2019 and 2018, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the years ended July 31, 2019 and 2018, there were no repurchases of the Company’s common stock by the Company.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the fiscal years ended July 31, 2019 and 2018 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

Executive Overview

We are healthcare technology company whose primary operations are through our IndeLiving subsidiary, which we acquired in March 2018. With the acquisition of IndeLiving, our core focus changed, and we discontinued our operations of our Grasshopper Colorado subsidiary in February 2019. We also changed our name to Healthcare Integrated Technologies, Inc., to better reflect our new operations. As a result, our operations, management and board of directors, and our business in general have undergone a substantial change.

Strategy

Our mission is to grow a profitable healthcare technology company through our IndeLiving subsidiary for the long-term benefit of our shareholders by focusing on our relationship with our primary hardware supplier, further development of our proprietary software and developing new uses and product lines for the technology. Our management team is focused on maintaining the financial flexibility and assembling the right complement of personnel and outside consultants required to successfully execute our mission.

Financial and Operating Results

Highlights for fiscal years 2019 and 2018 and the interim periods included in this Form 10-K include:

●	In February 2019, we discontinued our operations of our Grasshopper Colorado subsidiary, which was our only source of revenue.

●	On February 21, 2018, we issued 1,000,000 shares of common stock to Acorn Management Partners, LLC (“Acorn”) in exchange for Acorn forfeiting warrants to purchase 6,000,000 shares of our common stock. The warrants had an exercise price of $0.01 and expired ten years from the date of issuance. The transaction terms were negotiated in good faith with an unrelated third party.

●

On March 13, 2018 we entered into a Share Acquisition and Exchange Agreement with IndeLiving Holdings, Inc., a Florida corporation (“IndeLiving”), and its shareholders, under which we acquired 100% of the outstanding capital stock of IndeLiving in exchange for 5,200,000 shares of our common stock. Estimated value of the shares issued was $22,751, which equaled the estimated value of the net assets acquired.

●	On March 13, 2018 (the “Termination Date”) we canceled the three-year consulting and advisory agreement with Platinum Equity Advisors, LLC (the “Platinum Agreement”). Compensation consisted of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, we issued 8,000,000 shares of our common stock at a value of $0.35 per share, or $2,788,000 (the “Stock Grant”). The value of the Stock Grant was being amortized over the term of the agreement through the Termination Date. For the year ended July 31, 2018, we recorded consulting fees expense of $147,742 for the monthly retainer fee and we recorded stock-based compensation expense of $1,355,278, which included the full unamortized balance of the Stock Grant at the Termination Date. Services under the Platinum Agreement were being performed by Scott M. Boruff, our current CEO.

●	On March 13, 2018, Scott M. Boruff was appointed CEO and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $300,000 per annum, a monthly automobile allowance of $1,950 and 2,500,000 options to purchase the Company’s common stock at an exercise price of $3.00 per share and become vested and exercisable in equal annual installments over a period of four (4) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. The 5% Notes are currently in default. Management is currently negotiating an amendment to the 5% Notes to extend the maturity dates of the notes. See Note 9 – Debt to the consolidated financial statements for additional information.

●	On August 7, 2019, we secured a contract with a hardware supplier, Vayyar Imaging, Ltd., to produce our monitoring devices. The contract requires us to purchase $2,000,000 in product by July 31, 2020.

●	On October 8, 2019, Charles B. Lobetti, III was appointed CFO and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis), a monthly automobile allowance of $400 and 600,000 options to purchase the Company’s common stock at an exercise price of $0.15 per share with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On February 11, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

Results of Operations

Revenues

Our only source of revenue was derived from our Grasshopper Colorado subsidiary, the operations of which were discontinued in February 2019. For all consolidated statements of operations included in this Form 10-K after January 31, 2019, the net loss incurred by Grasshopper Colorado is presented separately as discontinued operations.

Loss from discontinued operations consisted of the following at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Net revenue	$27,909	$115,614
Operating expenses	(35,969)	(188,636)
Interest expense	(7,534)	(12,368)
Loss from discontinued operations	$(15,594)	$(85,390)

An analysis or discussion of our revenues does not provide any useful information since we discontinued the operations of our only revenue source.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the years ended July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Officer’s salaries	$336,965	$134,248
Stock-based compensation	294,510	1,475,979
Advertising, marketing and product demonstration expenses	90,212	56,143
Professional fees	44,129	265,327
Other	18,177	19,960
Total selling, general and administrative expenses	$783,993	$1,951,657

Officer’s salaries were $336,965 in fiscal 2019, representing an increase of $212,717 over the fiscal 2018 amount. The increase is directly related to the March 13, 2018 employment agreement with our CEO. Prior to the employment agreement, fees were being earned by Platinum Equity Advisors, LLC, where our CEO served as Chief Manager, and were recorded as professional fees. The net increase in Officer’s salaries is a result of the difference between our current and former CEO’s compensation. Officer’s salaries for the interim periods ending October 31, 2019 and January 31, 2020 also include compensation expense from our CFO’s employment agreement discussed above.

Stock-based compensation decreased $1,181,469 from fiscal 2018. Fiscal 2019 stock-based compensation consisted entirely of the expense related to the stock options granted to our CEO pursuant to the March 13, 2018 employment agreement discussed above. Fiscal 2018 stock-based compensation included the expense related to the stock options granted to our CEO, as well as the normal periodic amortization of the expense related to the 8,000,000 share grant related to the Platinum Agreement discussed above. In addition to the normal periodic amortization, upon termination of the Platinum Agreement on March 13, 2018, we recognized share-based compensation expense for the remaining $890,611 unamortized balance. Stock-based compensation for the interim periods ending October 31, 2019 and January 31, 2020 also include the expense from the granting of stock options under our CFO’s employment agreement discussed above.

Advertising, marketing and product demonstration expenses increased $34,069 over the fiscal 2018 amount primarily due to the acquisition of IndeLiving on March 13, 2018. IndeLiving has and, with adequate capital, will continue to incur substantially more advertising, marketing and product demonstration costs than the Company has previously incurred.

Professional fees decreased $221,198 in fiscal 2019 as compared to fiscal 2018. The decrease is primarily related to the cancellation of the Platinum Agreement and additional legal and accounting fees in fiscal 2018 related to the IndeLiving acquisition (see above).

Interest Expense

Interest expense increased $24,564 for fiscal 2019 as compared to fiscal 2018. All our interest expense is related to the issuance of the 5% Convertible Promissory Notes in March 2018 (see above) and our assumption of a Ford Credit installment note in the IndeLiving acquisition. Accordingly, fiscal 2018 includes approximately three and one-half months of interest on the notes while fiscal 2019 included a full year’s interest expense.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal years ending July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Current assets	$725	$182,097
Current liabilities	(1,806,413)	(1,450,794)
Working capital deficiency	$(1,805,688)	$(1,268,697)

Current assets for the year ended July 31, 2019 decreased compared to July 31, 2018, primarily due to a decrease in cash and a decrease in accounts receivable upon the discontinuance of the Grasshopper Colorado operations.

Current liabilities for the year ended July 31, 2019 increased compared to July 31, 2018 due to increases in short-term loans from management and accrued but unpaid officer’s compensation.

Net Cash Used by Operating Activities

Since we discontinued the operations of our Grasshopper Colorado subsidiary in February 2019, we no longer have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and stock-based compensation, which affect earnings but do not affect cash flow. Net cash used by operating activities was $99,443 for the year ended July 31, 2019 compared to $319,235 for the year ended July 31, 2018. The decrease in cash used during fiscal 2019 is attributable to management adhering to a strict cash expenditure budget until such time as cash can be raised from outside sources.

Net Cash Provided by Financing Activities

During fiscal year 2019, we raised cash exclusively from short-term loans from management. During fiscal year 2018, we issued a series of 5% Convertible Promissory Notes resulting in $750,000 in net proceeds to the Company in addition to short-term loans of $42,275 from related and third parties. The increases during fiscal 2019 and 2018 were offset by payments for amounts owed to related parties of $75,800 and $310,650 respectively.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financing and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of July 31, 2019.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2019, 2018, 2017 and 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

Critical Accounting Policies and Estimates

We believe the following critical policies impact our more significant judgments and estimates used in preparation of our financial statements.

We prepare our financial statements in conformity with United States of America generally accepted accounting principles (“GAAP”). These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

We issue options and warrants to consultants, directors, and officers as compensation for services. These options and warrants are valued using the Black-Scholes model, which focuses on the current stock price and the volatility of moves to predict the likelihood of future stock moves. This method of valuation is typically used to estimate the value of stock options and warrants based on the price of the underlying stock.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and that changes thereafter be reflected in income (loss). The estimation of fair values of the assets and liabilities assumed involves several estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in our results from operations beginning from the day of acquisition.

Revenue Recognition

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Temporary Staffing Revenue

Prior to the discontinuance of its operations in February 2019, Grasshopper Colorado earned revenue by providing specialized temporary staffing solutions to the cannabis industry. We provided temporary labor at an agreed upon rate per hour. Billings were invoiced on a per-hour basis as the temporary staffing services were delivered to the customer. Revenue from the majority of our temporary staffing services were recognized at a point in time. We applied the practical expedient to recognize revenue for these services at various intervals based on the number of hours completed and agreed upon rate per hour at that time.

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2019. Subsequent to July 31, 2019, on August 7, 2019, our wholly owned subsidiary, IndeLiving Holdings, Inc., a Florida corporation (“Inde Living”), as buyer and licensee, and Vayyar Imaging, Ltd. (“Vayyar”), as seller and licensor, entered into a Walabot Home Reseller Agreement, dated as of July 31, 2019 (the “Agreement”). Under the terms of the Agreement, among other things, Inde Living has agreed to purchase from Vayyar Walabot home hardware devices, used in the monitoring of residents and patients under care in assisted living and similar facilities (the “Products”). The Company is required to order a minimum of $2,000,000 in Products by July 31, 2020 (exclusive of shipping costs and taxes).

The agreement also provides, among other terms, Inde Living with a non-exclusive, revocable license to sell the Products within the United States during the term of the Agreement, which has an initial term extending until July 31, 2020 and which automatically extends year-to-year afterwards unless either party elects to terminate the Agreement. The agreement provides a client becomes exclusive when we sell 20 units or more to the client.

Although the Agreement is dated as of July 31, 2019, signature pages were executed and delivered between both parties on August 7, 2019, and so it became legally binding on the parties on that date.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2019 or 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary financial information required to be filed under this Item 8 are presented in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 6, 2017, Stevenson & Company CPAs, LLP (“Stevenson”) informed the Company that Stevenson was resigning, effective immediately, as the Company’s independent registered public accounting firm. Stevenson resigned because Stevenson declined to stand for re-appointment.

During the fiscal year ended July 31, 2016 and in the subsequent interim period through March 6, 2017, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Stevenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stevenson, would have caused Stevenson to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Stevenson’s reports on the consolidated financial statements of the Company for the fiscal years ended July 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On March 7, 2017, the Board of Directors of the Company engaged RBSM, LLP (“RBSM”) as the Company’s new independent registered public accounting firm.

During the fiscal year ended July 31, 2016 and in the subsequent interim periods through March 7, 2017, neither the Company nor anyone acting on its behalf consulted RBSM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and neither a written report nor oral advice was provided to the Company by RBSM that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On September 13, 2018, the Company dismissed RBSM LLP, effective September 12, 2018, as our independent registered public accounting firm. RBSM LLP audited our financial statements for the fiscal years ended July 31, 2016 and 2017. The dismissal of RBSM LLP was approved by our Board of Directors on September 12, 2018. RBSM LLP did not resign or decline to stand for re-election.

Neither the report of RBSM LLP dated July 18, 2017 on our consolidated balance sheet at July 31, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended July 31, 2016 nor the report of RBSM LLP dated November 14, 2017 on our consolidated balance sheets at July 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended July 31, 2017 and 2016 contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, other than each such report was qualified as to our ability to continue as going concern.

During the fiscal year ended July 31, 2017 and July 31, 2018 and in the subsequent interim period through September 13, 2018, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

On September 13, 2018, the Company engaged Marcum LLP as our independent registered public accounting firm.

During our two most recent fiscal years and the subsequent interim period prior to retaining Marcum LLP (1) neither we nor anyone on our behalf consulted Marcum LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Marcum LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

On January 7, 2020, the Company dismissed Marcum LLP as our independent registered public accounting firm. The dismissal of Marcum LLP was approved by our Board of Directors. Marcum LLP did not resign or decline to stand for re-election.

During the time that Marcum LLP served as our independent registered public accounting firm, we did not timely file financial statements or provide information for Marcum LLP to be able to complete its audit of our financial statements dated July 31, 2018 or July 31, 2019 and the reviews of any interim financial statements for the quarterly periods of those fiscal years.  As a result, no report of Marcum LLP contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainly, audit scope, or accounting principles, as no reports were filed.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Marcum LLP  we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Marcum LLP  would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On January 7, 2020, the Company engaged Rodefer Moss & Co. PLLC as our independent registered public accounting firm.

During our two most recent fiscal years and the subsequent interim period prior to retaining Rodefer Moss & Co. PLLC (1) neither we nor anyone on our behalf consulted Rodefer Moss & Co. PLLC regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Rodefer Moss & Co. PLLC did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “Evaluation Date”). In conducting its evaluation, management considered the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2019 our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2019, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include:

●	Lack of a functioning audit committee;
●	Lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
●	Inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation;
●	Management dominated by a single individual/small group without adequate compensating controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of the dates indicated. The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

Prior to March 13, 2018

Name	Age	Title
Melanie Osterman	64	President, Chief Executive Officer and Chief Financial Officer
Jeremy Gindro	27	Director

Set forth below is a brief description of the background and business experience of each of the executive officers and directors indicated above.

Melanie Osterman, President, Chief Executive Officer and Chief Financial Officer, age 64

Ms. Osterman has over 20 years of management experience in multiple fields of employment. From 2005 until her appointment as President, Chief Executive Officer and Chief Financial Officer in May 2015, Ms. Osterman was business development director for Security Title Insurance, where she was responsible for all aspects of customer relations and training employees on regulations in the insurance industry. Prior to that position, she served as marketing and business development for Pueblo Bank & Trust.

Jeremy Gindro, Director, age 27

Mr. Gindro was the sole Director of the Company. From September 1, 2005 through March 13, 2018, Mr. Gindro has been a big game guide for individuals and groups of hunters. From May 2008 through present, Mr. Gindro is employed as a Supervisor working for Jim Gindro Construction, Pueblo, Colorado. His responsibilities include operating heavy machinery including back hoes and bobcats to dig foundations for new homes, septic tanks, and underground utilities lines and piping for new and existing homes. Mr. Gindro was instrumental in procuring new business for the Company during his tenure and supervising all phases of the rough build-out of single-family structures for his family business.

After March 13, 2018

Name	Age	Title
Scott M. Boruff	56	Chief Executive Officer, Director
Charles B. Lobetti, III	57	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Director, age 56

Mr. Boruff has served as our Chief Executive Officer and Sole Director since March 13, 2018. He has been the sole officer and director of IndeLiving Holdings, Inc. since the company’s formation in 2016. He has also served as the Manager of Platinum Equity Advisors, LLC (“Platinum Equity”) since its formation in 2016. In addition to providing consulting and advisory services, Platinum Equity has interests in a real estate brokerage firm and a luxury real estate auction firm. Mr. Boruff is a proven executive with a diverse business background in investment banking and real estate development. He currently serves as Manager of Own Shares, LLC, a privately held holding company with interests in various entertainment ventures, and Managing Member of Stonewalk Companies, privately held real estate development company. As a professional in investment banking, he specialized in consulting services and strategic planning with an emphasis on companies in the oil and gas field. Mr. Boruff served as a member of the Board of Directors of Miller Energy Resources, Inc., a publicly traded company, from August 2008 until March 2016, serving as Executive Chairman of the Board of Directors from September 2014 until March 2016 and Chief Executive Officer from August 2008 to September 2014. In October 2015, when it was being led by a successor management team, Miller Energy Resources, Inc. filed a voluntary petition for reorganization under chapter 11 of title 11 of the U.S. Code in a pre-packaged bankruptcy. It remained a debtor in possession and emerged from bankruptcy in March 2016. Mr. Boruff was a director and 49% owner of Dimirak Securities Corporation, a broker-dealer and member of FINRA, from April 2009 until July 2012. In July 2012, Mr. Boruff sold his interest in Dimirak. He has more than 30 years of experience in developing commercial real estate projects and from 2006 to 2007 Mr. Boruff successfully led transactions averaging $150 to $200 million in size while serving as a director of Cresta Capital Strategies, LLC. Mr. Boruff received a Bachelor of Science degree in Business Administration from East Tennessee State University.

Charles B. Lobetti, III, Chief Financial Officer, Age 57

Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019. He holds both Bachelor of Science in Business Administration (1985) and Master of Accountancy (1986) degrees from the University of Tennessee and is a licensed Certified Public Accountant (Inactive) in the State of Tennessee. Upon graduation, Mr. Lobetti accepted a position in the tax department of the Tampa, Florida office of Ernst & Young where he progressed to Senior Tax Consultant before he left the firm in 1989 to return to his hometown of Knoxville, Tennessee as the Tax Manager with a progressive, local accounting firm. In 1990, Mr. Lobetti, along with two co-workers, formed the accounting firm of Lobetti, Ideker & Reel (“LIR”) where he served as President and Director of Tax Services. LIR was a member of the AICPA’s SEC Practice Section and served several SEC registrant clients. In 1998, Mr. Lobetti left LIR to accept a position of Chief Financial Officer of United Petroleum Corporation (“UPET”), a small cap, SEC registrant oil and natural gas development company and convenience store operator. Following his tenure at UPET, Mr. Lobetti serviced as Chief Financial Officer for boutique investment banking/private equity firm specializing in the placement and funding of Regulation D and Regulation S offerings. He spent the next 10-years working in various investment banking, commercial mortgage banking and commercial banking functions before accepting the position of Controller – Alaska Operations with Miller Energy Resources, Inc.(“Miller”), and SEC registrant oil and gas exploration and production company. Shortly after accepting the position in 2011, Mr. Lobetti was promoted to Corporate Controller and thereafter appointed Treasurer in 2012. Since leaving Miller in 2014, Mr. Lobetti enjoyed spending time with his family and working part-time in commercial mortgage banking until recently accepting the position of Chief Financial Officer of Healthcare Integrated Resources, Inc.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the Company’s directors or executive officers has, during the past ten years, except as set forth below:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to (i) an alleged violation of any federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Mr. Boruff served as a member of the Board of Directors, as Chief Executive Officer, and as Executive Chairman of Miller Energy Resources, Inc. during the two years preceding Miller Energy Resources, Inc.’s filing of a bankruptcy petition in August 2015.

Mr. Lobetti served as Treasurer of Miller Energy Resources, Inc. during the two-year period preceding Miller Energy Resources, Inc.’s filing of a bankruptcy petition in August 2015.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2019 and 2018, were not timely.

Term of Office

The Company’s directors are elected by the Company’s stockholders for a one-year term until the next annual general meeting of the Company’s stockholders, or until removed by the stockholders in accordance with the Company’s bylaws. The Company’s officers are appointed by the Board and hold office until removed by the Board.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only two officers and one director, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at July 31, 2019 and July 31, 2018 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at July 31, 2019 and July 31, 2018.

Summary Compensation Table (in dollars)

Name and Principal	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Scott B. Boruff	2019	300,000	-	294,510	-	-	23,400	617,910
Chief Executive Officer	2018	115,323	-	120,701	-	-	8,995	245,019
Director (1)

Charles B. Lobetti, III	2019	-	-	-	-	-	-	-
Chief Financial Officer (2)	2018	-	-	-	-	-	-	-

Melanie Osterman	2019	38,900	-	-	-	-	-	38,900
Chief Executive Officer	2018	16,500	-	-	-	-	-	16,500
Chief Financial Officer (3)

Jeremy Gindro	2019	-	-	-	-	-	-	-
Director (4)	2018	-	-	-	-	-	-	-

1)	Mr. Boruff has served as our Chief Executive Officer and our sole Director since March 13, 2018.
2)	Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019, which is after the end of our fiscal year July 31, 2019 but included in the interim periods October 31, 2019 and January 31, 2020.
3)	Ms. Osterman served as our Chief Executive Officer and Chief Financial Officer from May 2015 to March 13, 2018.
4)	Mr. Gindro served on our Board of Directors through March 13, 2018.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Executive Employment Agreements

Scott M. Boruff and the Company entered into an Employment Agreement dated March 13, 2018, in which Mr. Boruff agreed to serve as our Chief Executive Officer. As compensation, we agreed to pay him an annual salary of $300,000 and he is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors.  As additional compensation we granted him an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $3.00 per share, which exceeded the fair market price of our common stock on the date of grant, vesting in four equal annual installments commencing on the grant date.  The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement).  Mr. Boruff is also entitled to paid vacation and sick leave, an automobile allowance and participation in any employee benefit plans or programs we may offer.  The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal.

The Employment Agreement terminates upon the death or disability of Mr. Boruff, and may be terminated by us for cause, or by Mr. Boruff without cause or for good reason.  If the Employment Agreement is terminated for by us for cause, upon his death or disability, at non-renewal or by Mr. Boruff without good cause, he is only entitled to receive compensation through the date of termination.  If the Employment Agreement is terminated by us without cause or by Mr. Boruff for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation.  In addition, if at any time during the term of the Employment Agreement Mr. Boruff’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation.  “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

Charles B. Lobetti, III and the Company entered into a three-year Employment Agreement dated October 8, 2019, in which Mr. Lobetti agreed to serve as our Chief Financial Officer. As compensation, we agreed to pay him an annual salary of $52,000 and he is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors.  As additional compensation we granted him stock options to purchase 600,000 shares of our common stock at an exercise price of $0.15 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of this Agreement. The options vested 25% immediately upon exercise of the employment agreement with the remaining vesting equally in annual installments over three (3) years.  The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement).  Mr. Lobetti is also entitled to paid vacation and sick leave, an automobile allowance and participation in any employee benefit plans or programs we may offer.  The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal.

The Employment Agreement terminates upon the death or disability of Mr. Lobetti, and may be terminated by us for cause, or by Mr. Lobetti for any reason.  If the Employment Agreement is terminated for by us for cause, upon his death or disability, at non-renewal or by Mr. Lobetti, he is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination.  If the Employment Agreement is terminated by us without cause or by Mr. Lobetti for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation.  In addition, if at any time during the term of the Employment Agreement Mr. Lobetti’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation.  “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

Melanie Osterman and the Company entered into an Employment Agreement dated May 8, 2015, in which Ms. Osterman received 850,000 shares of the Company’s common stock in return for the performance of duties as Chief Executive Officer and Chief Financial Officer. Ms. Osterman resigned as our Chief Executive Officer on March 13, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 18, 2020 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership (4)	Percent of Class (5)
Common	Scott M. Boruff, CEO, Director (1)	12,914,854	37.02%
	1462 Rudder Lane
	Knoxville, TN 37919

Common	Charles B. Lobetti, III, CFO (2)	150,000	<1%
	814 Evolve Way
	Knoxville, TN 37915

	All Officers and Directors as a Group	13,064,854	37.45%

Principal Shareholders:
Common Stock	Acorn Management Partners, LLC 4080 McGinnis Ferry Rd #101 Alpharetta, GA 30005	2,375,000	6.81%

	Jeremy Gindro (3)
Common Stock	310 Tanner Avenue Florence, CO 81226	7,870,000	22.56%

1)	The shares owed by Mr. Boruff includes 11,664,854 shares owned by Platinum Equity Advisors, LLC, of which Mr. Boruff is the Chief Manager. Pursuant to Mr. Boruff’s March 13, 2018 employment agreement as our Chief Executive Officer, the shares also include options to purchase 1,250,000 shares of our common stock, which are vested and exercisable at $3.00 per share and expire in 2023. The number of shares owned by Mr. Boruff excludes options to purchase 1,250,000 shares of our common stock at $3.00 per share which have not yet vested and expire in 2023.

2)	Mr. Lobetti owned no shares at July 31, 2019 and 2018. As of October 8, 2019, Mr. Lobetti’s employment agreement includes an option to purchase 150,000 shares of our common stock which are vested and exercisable at $0.15 per share on such date and expire in 2024. The remaining 450,000 options which will vest annually in equal amounts over a three-year period.

3)	The total includes 100,000 shares owned by James Gindro, the father of Jeremy Gindro.

4)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

5)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 18, 2020 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of March 18, 2020, there were 34,887,500 shares beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2019, and July 31, 2018, related parties have advanced the Company $203,581 and $192,426, respectively. The advances are payable on demand and carry no interest.

In addition, we have accrued expenses related to the January 15, 2016 consulting and advisory agreement with Platinum Equity Advisors, LLC (the “Platinum Agreement”), a related party. The Platinum Agreement was terminated by on March 12, 2018 (the “Termination Date”) when Scott M. Boruff, the Chief Manager of Platinum, was appointed Chief Executive Officer of the Company. As of July 31, 2019 and 2018, the accrued amount owed under the Platinum Agreement is $138,216 and $181,833, respectively.

The Platinum Agreement was a three-year consulting and advisory agreement. Compensation consisted of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, we issued 8,000,000 shares of our common stock at a value of $0.35 per share, or $2,788,000 (the “Stock Grant”). The value of the Stock Grant was being amortized over the term of the agreement through the Termination Date. For the year ended July 31, 2018, we recorded consulting fees expense of $147,742 for the monthly retainer fee and we recorded stock-based compensation expense of $1,355,278, which included the full unamortized balance of the Stock Grant at the Termination Date.

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

Director Independence

We currently have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

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

	July 31, 2019	July 31, 2018

Audit Fees	$-	$43,007
Audit-Related Fees	22,950	-
Tax Fees	-	-
All Other Fees	-	-
Total	$22,950	$43,007

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Business Acquisition Agreement between Tomichi Creek Outfitters and Grasshopper Staffing, Inc., dated March 2, 2015 (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated March 5, 2015 and incorporated herein by reference)

3.1	Articles of Incorporation (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation, filed November 2, 2015 (as filed with the Securities and Exchange Commission on Form 10-K dated November 23, 2016 and incorporated herein by reference)

3.3	Bylaws (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

10.1	Advisory Agreement dated January 15,2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2**	Employment Agreement between the Company and Melanie Osterman, dated May 8, 2015 (as filed with the Securities and Exchange Commission on Form 10-K dated November 23, 2016 and incorporated herein by reference)

10.3**

Employment Agreement between the Company and Scott M. Boruff, dated March13, 2018 (as filed with the Securities and Exchange Commission on Form 8-K dated March 15, 2018 and incorporated herein by reference)

10.4	Walabot Home Reseller Agreement, dated as of July 31, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated August 12, 2019 and incorporated herein by reference)

10.5**

Employment Agreement between the Company and Charles B. Lobetti, III, dated October 8, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated January 14, 2020 and incorporated herein by reference)

31.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document*

101.SCH*	XBRL Taxonomy Extension Schema Document*

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

** Executive Compensation Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: March 20, 2020
	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: March 20, 2020
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2020	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer, Director (Principal Executive Officer)

Date: March 20, 2020	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Healthcare Integrated Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Integrated Technologies, Inc. (the “Company”) as of July 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended July 31, 2019 and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of losses, an accumulated deficit, has negative working capital and has not generated cash from operations to support a meaningful and ongoing business plan. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2019

Nashville, Tennessee

March 20, 2020

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	July 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$725	$166,922
Accounts receivable, net	-	14,527
Prepaid expenses and other current assets	-	648
Total current assets	725	182,097

Property and equipment, net	18,392	28,009
Total assets	$19,117	$210,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$220,328	$158,402
Accounts payable and accrued expenses, related party	341,798	374,260
Payroll related liabilities	472,078	146,414
Convertible notes	750,000	750,000
Current portion of long-term debt	3,209	2,718
Total current liabilities	1,787,413	1,431,794

OTHER LIABILITIES:
Long-term debt	2,625	5,225
Total liabilities	1,790,038	1,437,019

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 32,487,500 shares issued and outstanding as of July 31, 2019 and July 31, 2018, respectively	32,488	32,488
Additional paid-in capital	8,582,166	8,287,656
Accumulated deficit	(10,385,575)	(9,547,057)
Total stockholders’ deficit	(1,770,921)	(1,226,913)
Total liabilities and stockholders’ deficit	$19,117	$210,106

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2019	2018

NET REVENUES:
Contract staffing services	$-	$-
Direct cost of services	-	-
Gross margin	-	-

OPERATING EXPENSES:
Selling, general and administrative	783,993	1,951,657
Total operating expense	783,993	1,951,657

OPERATING LOSS	(783,993)	(1,951,657)

OTHER EXPENSE:
Interest expense	(38,931)	(14,366)
Total other expense	(38,931)	(14,366)

LOSS FROM CONTINUING OPERATIONS	(822,924)	(1,966,023)
		-
LOSS FROM DISCONTINUED OPERATIONS	(15,594)	(85,390)

NET LOSS	$(838,518)	$(2,051,413)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	32,487,500	27,833,365

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance July 31, 2017	26,287,500	$26,288	$6,795,126	$(7,495,644)	$(674,230)

Net loss				(2,051,413)	(2,051,413)
Exchange of common stock for warrants	1,000,000	1,000	(1,000)		-
Acquisition of subsidiary	5,200,000	5,200	17,551		22,751
Stock-based compensation			1,475,979		1,475,979

Balance July 31, 2018	32,487,500	32,488	8,287,656	(9,547,057)	(1,226,913)

Net loss				(838,518)	(838,518)
Stock-based compensation			294,510		294,510

Balance July 31, 2019	32,487,500	$32,488	$8,582,166	$(10,385,575)	$(1,770,921)

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(838,518)	$(2,051,413)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	9,617	3,965
Provision for doubtful accounts	-	11,965
Stock-based compensation	294,510	1,475,979
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	14,527	16,458
Prepaid expenses and other current assets	648	152
Accounts payable and accrued expenses	61,926	8,174
Accounts payable and accrued expenses, related party	32,183	147,741
Payroll related liabilities	325,664	67,744
NET CASH USED BY OPERATING ACTIVITIES	(99,443)	(319,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition of subsidiary	-	3,960
Purchase of property and equipment	-	(3,275)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	685

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	750,000
Proceeds from stock issuances	-	2,000
Principal payments of long-term debt	(2,109)	(718)
Proceeds from third party loans	-	32,925
Proceeds from related party loans	11,155	9,350
Payments of amounts owed to related parties	(75,800)	(310,650)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(66,754)	482,907

Net change in cash and cash equivalents	(166,197)	164,357

Cash and cash equivalents, beginning of period	166,922	2,565

Cash and cash equivalents, end of period	$725	$166,922

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,262	$12,671

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019 and JULY 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a healthcare technology company whose primary operations are through our IndeLiving subsidiary, which we acquired in March 2018. With the acquisition of IndeLiving, our core focus changed, and our operations through our Grasshopper Colorado subsidiary ceased in February 2019. We also changed our name to Healthcare Integrated Technologies, Inc., to better reflect our new operations. As a result, our operations, management and board of directors, and our business in general have undergone a substantial change and we have experienced a change in control since the closing of the IndeLiving acquisition.

Founded in 2016 and based in Knoxville, Tennessee, IndeLiving has developed a health monitoring system for assisted living centers and private homes. IndeLiving is a development stage company that uses proprietary technology to monitor seniors in real time by both caregivers and family without the need for the senior to wear any type of monitoring device. The monitoring system is customized to the needs of the individual senior and, if applicable, to assisted living facility requirements. It provides real-time information to monitoring stations at the assisted living facilities. It also can be set up to provide real time information via text, voice, email, and a mobile phone application to family members or other caregivers. The residential model called “Inde Companion” is a monitoring concept with custom modifications that can be applied to individual seniors in a variety of applications including seniors living independently in their own home, with family members, or in an assisted living or retirement community.

The accounting policies used by us and our subsidiaries reflect industry practices and conform to U.S. generally accepted accounting principles (“GAAP”). Significant policies are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Healthcare Integrated Technologies, Inc. and our subsidiaries (collectively, the “Company”). All intercompany balances and transactions are eliminated in the consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Risk and Uncertainties

Factors that could affect our future operating results and cause actual results to vary materially from management’s expectation include, but are not limited to: our ability to maintain and secure adequate capital to fully develop our product(s) and operations; our ability to source strong opportunities with sufficient risk adjusted returns; acceptance of the terms and conditions of our licenses and/or the acceptance of our royalties and fees; the nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations; changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts; changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business. Negative developments in these or other risk factors could have a significant adverse effect on our financial position, results of operations and cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate our estimates and assumptions on a regular basis and actual results may differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at their historical carrying amount net of write-offs and allowance for uncollectible accounts. We routinely assess the recoverability of all customer and other receivables to determine their collectability and record a reserve when, based on the judgement of management, it is probably that a receivable will not be collected and the amount of the reserve may be reasonably estimated. When collection is no longer pursued, we charge uncollectable accounts receivable against the reserve. All our accounts receivable relates to our Grasshopper Staffing, Inc. subsidiary which eased operations in February 2019. At July 31, 2019, all accounts receivable were deemed uncollectable and the reserve for uncollectable accounts was increased accordingly.

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

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

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

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The fair value of current financial assets and current financial liabilities approximates their carrying value because of the short-term maturity of these financial instruments.

Revenue Recognition

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Prior to the discontinuance of its operations in February 2019, Grasshopper Colorado earned revenue by providing specialized temporary staffing solutions to the cannabis industry. We provided temporary labor at an agreed upon rate per hour. Billings were invoiced on a per-hour basis as the temporary staffing services were delivered to the customer. Revenue from most of our temporary staffing services was recognized at a point in time. We applied the practical expedient to recognize revenue for these services at various intervals based on the number of hours completed and the agreed upon rate per hour at that time.

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $8,746 and $24,964 for the years ended July 31, 2019 and 2018, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

Net Loss Per Common Share

We determine basic income (loss) per share and diluted income (loss) per share in accordance with the provisions of ASC 260, “Earnings Per Share.” Basic income (loss) per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted income (loss) per share is similar to that of basic earnings per share, except the denominator is increased, if the earnings are positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been exercised.

Stock Based Compensation

The Company accounts for the grant of restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of equity-based compensation. The expense is recognized over the period during which the employee is required to provide service in exchange for the compensation. Any remaining unrecognized balance will be recognized ratably over the life of the vesting period and is a reduction of stockholders’ equity.

The Company accounts for non-employee share-based awards, if any, in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Business Combinations

We account for business combinations under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and that changes thereafter be reflected in income (loss). The estimation of fair values of the assets and liabilities assumed involves several estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in our results from operations beginning from the day of acquisition.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all the deferred tax assets will not be realized. As of July 31, 2019 and July 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forwards prior to their expiration.

Statement of Comprehensive Income

No statement of comprehensive income is presented since net income (loss) and comprehensive income (loss) would be the same for all periods reported.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on our financial condition, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - ACQUISITION

On March 13, 2018 we entered into a Share Acquisition and Exchange Agreement with IndeLiving Holdings, Inc., a Florida corporation (“IndeLiving”), and its shareholders under which we acquired 100% of the outstanding capital stock of IndeLiving in exchange for 5,200,000 shares of our common stock.

As a result of the significant financial interest of our Chief Executive Officer and former member of IndeLiving, for financial statement reporting purposes, the merger between the Company and IndeLiving has been treated as a reverse acquisition with IndeLiving deemed the accounting acquirer, and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of IndeLiving (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of TW which are recorded at their historical cost. The equity of the Company is the historical equity of IndeLiving retroactively restated to reflect the number of shares issued by the Company in the transaction.

Purchase Price:
5,200,000 shares of common stock	$22,751

Allocation of Assets Acquired and Liabilities Assumed:
Cash	$3,961
Furniture, fixtures and equipment	24,600
Stock subscription receivable	21,000
Accounts payable	(18,148)
Notes payable	(8,662)
Estimated value of assets acquired and liabilities assumed	$22,751

NOTE 4 - DISCONTINUED OPERATIONS

In February 2019, due to continuing operating losses, negative cash flow, limited prospects for future growth and a desire to focus on our healthcare technology products, management elected to discontinue the operations of its Grasshopper Colorado subsidiary. The loss from the operations from the subsidiary is presented separately on the consolidated income statement as discontinued operations.

Discontinued operations consisted of the following at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Net revenue	$27,909	$115,614
Operating expenses	(35,969)	(188,636)
Interest expense	(7,534)	(12,368)
Loss from discontinued operations	$(15,594)	$(85,390)

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Accounts receivable	$20,270	$34,427
Less: allowance for uncollectible accounts	(20,270)	(19,900)
Total accounts receivable, net	$-	$14,527

Bad debt expense for the years ended July 31, 2019 and 2018 was $541 and $11,965 respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Equipment	$23,923	$26,567
Furniture and fixtures	-	3,006
Vehicles	14,766	14,766
Subtotal	38,689	44,339
Less: accumulated depreciation	(20,297)	(16,330)
Total property and equipment, net	$18,392	$28,009

Depreciation expense for the years ended July 31, 2019 and 2018 was $7,317 and $3,124 respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Accounts payable	$168,062	$144,339
Accounts payable, related party	203,582	192,427
Accrued expenses, related party	138,216	181,833
Accrued interest expense	52,266	14,063
Total accounts payable and accrued expenses	$562,126	$532,662

NOTE 8 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Accrued officer’s payroll	$471,214	$134,248
Accrued payroll	-	10,556
Payroll taxes payable	864	1,610
Total payroll related liabilities	$472,078	$146,414

NOTE 9 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
5% Convertible promissory notes	$750,000	$750,000
Ford Credit note	5,834	7,943
Total debt obligations	$755,834	$757,943

5% Convertible Promissory Notes

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2019 and 2018, accrued but unpaid interest on the 5% Notes was $52,266 and $14,063 respectively.

The 5% Notes are convertible into common shares of the Company at a fixed ratio of two shares of common stock per dollar amount of the face value of the note. The principal terms under which the 5% Notes may be converted into common stock of the Company are as follows:

●	At the option of the holder, the outstanding principal amount of the note, and any accrued but unpaid interest due, may be converted into the Company’s common stock at any time prior to the maturity date of the note.
●	The outstanding principal amount of the note, and any accrued but unpaid interest due, will automatically be converted into the Company’s common stock if at any time prior to the maturity date of the note, the Company concludes a sale of equity securities in a private offering resulting in gross proceeds to the Company of at least $1,000,000.

The 5% Notes matured on various dates during March 2019 and are currently in default and are not convertible under the conversion terms. Management is currently negotiating an amendment to the 5% Notes to extend the maturity dates of the notes.

Ford Credit Note

The Ford Credit note was assumed in the IndeLiving acquisition on March 13, 2018. The original retail installment contract was entered into on June 15, 2016 in the amount of $11,766. The note bears interest at 9.99% per annum and requires sixty (60) monthly installments of $251 per month. The installment note is collateralized by a 2013 Ford pickup truck.

NOTE 10 - INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law and permanently reduced the corporate tax rate from 34% to 21% of taxable income. The Act was effective for tax years beginning on or after January 1, 2018. A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% in fiscal 2019 and 34% in fiscal 2018 are as follows:

	July 31, 2019	July 31, 2018
Federal income tax benefit computed at the statutory rate	$(176,089)	$(697,480)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(6,459)	(4,419)
Equity based compensation	61,847	501,833
Revaluation of deferred tax asset due to tax rate change	-	166,307
Valuation allowance	119,019	10,832
Other	1,682	22,927
Income tax benefit, as reported	$-	$-

Under the guidance of ASC 740, “Income Taxes,” We revalued our deferred tax asset on the date of enactment of the Tax Cuts and Jobs Act based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. The components of the net deferred tax asset as of July 31, 2019 and 2018 are as follows:

	July 31, 2019	July 31, 2018
Deferred tax assets:
Net operating loss carryovers	$404,651	$451,939
Revaluation of deferred tax asset due to tax rate change	-	(166,307)
Valuation allowance	(404,651)	(285,632)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2019 we have approximately $1.8 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2019, 2018 and 2017 remain open to examination by the taxing jurisdictions to which we are subject.

NOTE 11 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2019, and July 31, 2018, related parties have advanced the Company $203,581 and $192,426, respectively. The advances are payable on demand and carry no interest.

In addition, we have accrued expenses related to the January 15, 2016 consulting and advisory agreement with Platinum Equity Advisors, LLC (the “Platinum Agreement”), a related party. The Platinum Agreement was terminated on March 12, 2018 (the “Termination Date”) when Scott M. Boruff, the Chief Manager of Platinum, was appointed Chief Executive Officer of the Company. As of July 31, 2019 and 2018, the accrued amount owed under the Platinum Agreement is $138,216 and $181,833, respectively.

The Platinum Agreement was a three-year consulting and advisory agreement. Compensation consisted of a monthly retainer fee of $20,000. In addition, for services rendered through January 15, 2016, we issued 8,000,000 shares of our common stock at a value of $0.35 per share, or $2,788,000 (the “Stock Grant”). The value of the Stock Grant was being amortized over the term of the agreement through the Termination Date. For the year ended July 31, 2018, we recorded consulting fees expense of $147,742 for the monthly retainer fee and we recorded stock-based compensation expense of $1,355,278, which included the full unamortized balance of the Stock Grant at the Termination Date.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 12 - COMMON STOCK

At both July 31, 2019 and 2018, we had 32,487,500 shares of common stock outstanding. No shares were issued during the year ended July 31, 2019. We issued 6,200,000 shares during the year ended July 31, 2018, of which 1,000,000 were issued in exchange for warrants and 5,200,000 shares were issued for the acquisition of IndeLiving.

On February 21, 2018, we issued 1,000,000 shares of common stock to Acorn Management Partners, LLC (“Acorn”) in exchange for Acorn forfeiting warrants to purchase 6,000,000 shares of our common stock. The warrants had an exercise price of $0.01 and expired ten years from the date of issuance. The transaction terms were negotiated in good faith with an unrelated third party.

On March 13, 2018, we entered into a Share Acquisition and Exchange Agreement with IndeLiving and its shareholders, under which we acquired 100% of the outstanding capital stock of IndeLiving in exchange for 5,200,000 shares of our common stock. The net estimated value of the shares issued was $22,751, which equaled the estimated value of the net assets acquired.

NOTE 13 - STOCK-BASED COMPENSATION

During the years ended July 31, 2019 and 2018, we recorded $294,510 and $120,701, respectively, of employee compensation expense related to stock options. No employee stock options were granted during the year ended July 31, 2019. The grant date fair value of employee stock options granted during the year ended July 31, 2018 was $1,178,040. We estimated the grant date fair value of employee stock options using the Black-Scholes pricing model with the following assumptions:

	July 31, 2019	July 31, 2018
Expected volatility	—	142%
Expected term (in years)	—	3.75
Risk-free interest rate	—	2.52%
Dividend yield	—	None

Expected Volatility

Due to the fact we do not consider historical volatility is the best indicator of future volatility, we use implied volatility of our options to estimate future volatility.

Expected Term

Where possible, we use the simplified method to estimate the expected term of employee stock options. Where we are unable to use the simplified method due to the terms of a stock option, we may use a modified simplified method to estimate the expected term. We do not have adequate historical exercise data to provide a reasonable basis for estimating the expected term for the current share options granted. The simplified method assumes that employees will exercise share options evenly between the period when the share options are vested and ending on the date when the options would expire.

Risk-Free Interest Rate

The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our stock-based compensation activities for the years ended July 31, 2019 and 2018:

	July 31, 2019		July 31, 2018
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	2,500,000	$3.00	6,000,000	$0.01
Granted	-	-	2,500,000	3.00
Exercised	-	-	-	-
Canceled (1)	-	-	(6,000,000)	0.01
Balance at end of year	2,500,000	3.00	2,500,000	3.00
Options exercisable	625,000	$3.00	-	$-

(1)	On February 21, 2018, we issued 1,000,000 shares of our common stock to Acorn Management Partners, LLC (“Acorn”) in exchange for Acorn forfeiting warrants to purchase 6,000,000 shares of our common stock.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASC Topic 606”) using the modified retrospective approach. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. Under this method, an entity recognizes revenue for the transfer or promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASU No. 2014-09, and there were no significant changes in business processes or systems.

NOTE 15 - SUBSEQUENT EVENTS

On January 2, 2020, a sworn account lawsuit was filed against IndeLiving and our CEO Scott Boruff by our previous Certified Public Accounting Firm, RBSM LLP demanding payment of $28,007 for services rendered. We have filed our Answer and IndeLiving filed a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM LLP by IndeLiving for services that we allege were not provided. Given the early state of the proceedings in this case, we currently cannot assess the probability of losses, but we can reasonably estimate that the range of losses in this case will be immaterial since the full amount of the lawsuit has previously been recorded in the consolidated financial statements.

On February 11, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2018	July 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$599,851	$2,565
Accounts receivable, net	19,980	42,950
Prepaid expenses and other current assets	2,570	800
Total current assets	622,401	46,315

Property and equipment, net	26,624	3,259
Intangible assets, net	-	840
Total assets	$649,025	$50,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$178,205	$99,155
Accounts payable and accrued expenses, related party	647,960	546,819
Payroll related liabilities	61,632	78,670
Convertible notes	750,000	-
Current portion of long-term debt	2,471	-
Total current liabilities	1,640,268	724,644

OTHER LIABILITIES:
Long-term debt	5,834	-
Total liabilities	1,646,102	724,644

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 26,287,500 shares issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	32,488	26,288
Additional paid-in capital	8,214,029	6,795,126
Accumulated deficit	(9,243,594)	(7,495,644)
Total stockholders’ deficit	(997,077)	(674,230)
Total liabilities and stockholders’ deficit	$649,025	$50,414

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

NET REVENUES:
Contract staffing services	$90,622	$72,859	$376,367	$249,342
Direct cost of services	65,218	55,873	281,663	189,929
Gross margin	25,404	16,986	94,704	59,413

OPERATING EXPENSES:
Selling, general and administrative	1,107,194	341,494	1,825,566	1,080,538
Total operating expense	1,107,194	341,494	1,825,566	1,080,538

OPERATING LOSS	(1,081,790)	(324,508)	(1,730,862)	(1,021,125)

OTHER INCOME (EXPENSE):
Interest expense	(9,817)	(3,135)	(17,088)	(10,206)
Other income	-	-	-	2,950
Total other income (expense)	(9,817)	(3,135)	(17,088)	(7,256)

NET LOSS	$(1,091,607)	$(327,643)	$(1,747,950)	$(1,028,381)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	28,070,915	26,287,500	27,227,346	26,287,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,747,950)	$(1,028,381)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2,075	1,964
Provision for doubtful accounts	11,965	-
Stock-based compensation	1,402,351	697,000
Amortization of deferred stock compensation, related parties	-	58,083
Revenue factoring expense	-	8,744
Other income	-	(2,950)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	11,005	11,199
Prepaid expenses and other current assets	(1,770)	5,474
Accounts payable and accrued expenses	27,976	7,884
Accounts payable and accrued expenses, related party	128,740	180,000
Payroll related liabilities	(17,038)	15,176
NET CASH USED BY OPERATING ACTIVITIES	(163,645)	(45,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition of subsidiary	3,960	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,960	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	750,000	-
Principal payments of long-term debt	(356)	-
Proceeds from stock issuances	2,000	-
Proceeds from third party loans	32,927	11,350
Proceeds from related party loans	9,351	78,697
Payments of amounts owed to related parties	(36,950)	(11,705)
Advances under factoring arrangements	-	8,746
Repayments under factoring arrangements	-	(41,281)
NET CASH PROVIDED BY FINANCING ACTIVITIES	756,972	45,807

Net change in cash and cash equivalents	597,286	-

Cash and cash equivalents, beginning of period	2,565	-

Cash and cash equivalents, end of period	$599,851	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,401	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2018	July 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,316	$166,922
Accounts receivable, net	20,540	14,527
Prepaid expenses and other current assets	-	648
Total current assets	22,856	182,097

Property and equipment, net	25,938	28,009
Total assets	$48,794	$210,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$189,242	$158,402
Accounts payable and accrued expenses, related party	321,724	374,260
Payroll related liabilities	228,669	146,414
Convertible notes	750,000	750,000
Current portion of long-term debt	2,787	2,718
Total current liabilities	1,492,422	1,431,794

OTHER LIABILITIES:
Long-term debt	4,599	5,225
Total liabilities	1,497,021	1,437,019

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 32,487,500 shares issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	32,488	32,488
Additional paid-in capital	8,361,283	8,287,656
Accumulated deficit	(9,841,998)	(9,547,057)
Total stockholders’ deficit	(1,448,227)	(1,226,913)
Total liabilities and stockholders’ deficit	$48,794	$210,106

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31,
	2018	2017

NET REVENUES:
Contract staffing services	$67,973	$196,013
Direct cost of services	50,209	148,537
Gross margin	17,764	47,476

OPERATING EXPENSES:
Selling, general and administrative	298,820	360,497
Total operating expense	298,820	360,497

OPERATING LOSS	(281,056)	(313,021)

OTHER EXPENSE:
Interest expense	(13,885)	(442)
Total other expense	(13,885)	(442)

NET LOSS	$(294,941)	$(313,463)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	32,487,500	26,287,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(294,941)	$(313,463)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2,071	662
Provision for doubtful accounts	-	(9,115)
Stock-based compensation	73,627	232,334
Other income	-	(1,600)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	(6,013)	(10,451)
Prepaid expenses and other current assets	648	(5,552)
Accounts payable and accrued expenses	30,840	25,234
Accounts payable and accrued expenses, related party	23,202	60,000
Payroll related liabilities	82,255	16,668
NET CASH USED BY OPERATING ACTIVITIES	(88,311)	(5,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(557)	-
Proceeds from third party loans	-	12,500
Proceeds from related party loans	62	850
Payments of amounts owed to related parties	(75,800)	-
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(76,295)	13,350

Net change in cash and cash equivalents	(164,606)	8,067

Cash and cash equivalents, beginning of period	166,922	2,565

Cash and cash equivalents, end of period	$2,316	$10,632

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,510	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2019	July 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$166,922
Accounts receivable, net	8,284	14,527
Prepaid expenses and other current assets	-	648
Total current assets	8,284	182,097

Property and equipment, net	23,868	28,009
Total assets	$32,152	$210,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$200,138	$158,402
Accounts payable and accrued expenses, related party	338,047	374,260
Payroll related liabilities	305,568	146,414
Convertible notes	750,000	750,000
Current portion of long-term debt	2,859	2,718
Total current liabilities	1,596,612	1,431,794

OTHER LIABILITIES:
Long-term debt	3,958	5,225
Total liabilities	1,600,570	1,437,019

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 32,487,500 shares issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	32,488	32,488
Additional paid-in capital	8,434,912	8,287,656
Accumulated deficit	(10,035,818)	(9,547,057)
Total stockholders’ deficit	(1,568,418)	(1,226,913)
Total liabilities and stockholders’ deficit	$32,152	$210,106

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

NET REVENUES:
Contract staffing services	$31,174	$89,732	$99,147	$285,745
Direct cost of services	20,967	67,908	71,176	216,445
Gross margin	10,207	21,824	27,971	69,300

OPERATING EXPENSES:
Selling, general and administrative	193,273	357,875	492,092	718,372
Total operating expense	193,273	357,875	492,092	718,372

OPERATING LOSS	(183,066)	(336,051)	(464,121)	(649,072)

OTHER EXPENSE:
Interest expense	(10,754)	(6,829)	(24,639)	(7,271)
Total other expense	(10,754)	(6,829)	(24,639)	(7,271)

NET LOSS	$(193,820)	$(342,880)	$(488,760)	$(656,343)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	32,487,500	26,287,500	32,487,500	26,287,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(488,760)	$(656,343)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	4,141	1,323
Provision for doubtful accounts	-	(9,115)
Stock-based compensation	147,255	464,667
Other income	-	(1,600)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	6,243	24,911
Prepaid expenses and other current assets	648	(3,630)
Accounts payable and accrued expenses	41,736	35,852
Accounts payable and accrued expenses, related party	32,183	120,000
Payroll related liabilities	159,154	(9,162)
NET CASH USED BY OPERATING ACTIVITIES	(97,400)	(33,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,126)	-
Proceeds from third party loans	-	27,150
Proceeds from related party loans	7,404	8,350
Payments of amounts owed to related parties	(75,800)	-
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(69,522)	35,500

Net change in cash and cash equivalents	(166,922)	2,403

Cash and cash equivalents, beginning of period	166,922	2,565

Cash and cash equivalents, end of period	$-	$4,968

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5,889	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2019	July 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$166,922
Accounts receivable, net	370	14,527
Prepaid expenses and other current assets	-	648
Total current assets	370	182,097

Property and equipment, net	21,805	28,009
Total assets	$22,175	$210,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$211,386	$158,402
Accounts payable and accrued expenses, related party	340,198	374,260
Payroll related liabilities	388,878	146,414
Convertible notes	750,000	750,000
Current portion of long-term debt	3,129	2,718
Total current liabilities	1,693,591	1,431,794

OTHER LIABILITIES:
Long-term debt	3,300	5,225
Total liabilities	1,696,891	1,437,019

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 32,487,500 shares issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	32,488	32,488
Additional paid-in capital	8,508,538	8,287,656
Accumulated deficit	(10,215,742)	(9,547,057)
Total stockholders’ deficit	(1,674,716)	(1,226,913)
Total liabilities and stockholders’ deficit	$22,175	$210,106

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

NET REVENUES:
Contract staffing services	$-	$-	$-	$-
Direct cost of services	-	-	-	-
Gross margin	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	166,272	963,168	623,944	1,654,868
Total operating expense	166,272	963,168	623,944	1,654,868

OPERATING LOSS	(166,272)	(963,168)	(623,944)	(1,654,868)

OTHER EXPENSE:
Interest expense	(9,742)	(3,957)	(28,929)	(4,832)
Total other expense	(9,742)	(3,957)	(28,929)	(4,832)

LOSS FROM CONTINUING OPERATIONS	(176,014)	(967,125)	(652,873)	(1,659,700)

LOSS FROM DISCONTINUED OPERATIONS	(3,911)	(124,482)	(15,813)	(88,250)

NET LOSS	$(179,925)	$(1,091,607)	$(668,686)	$(1,747,950)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	32,487,500	28,070,915	32,487,500	27,227,346

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(668,686)	$(1,747,950)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6,204	2,075
Provision for doubtful accounts	-	11,965
Stock-based compensation	220,882	1,402,351
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	14,157	11,005
Prepaid expenses and other current assets	648	(1,770)
Accounts payable and accrued expenses	52,984	27,977
Accounts payable and accrued expenses, related party	32,184	147,742
Payroll related liabilities	242,464	(17,038)
NET CASH USED BY OPERATING ACTIVITIES	(99,163)	(163,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from acquisition of subsidiary	-	3,960
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	3,960

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	750,000
Proceeds from stock issuances	-	2,000
Principal payments of long-term debt	(1,514)	(356)
Proceeds from third party loans	-	32,925
Proceeds from related party loans	9,555	9,350
Payments of amounts owed to related parties	(75,800)	(36,950)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(67,759)	756,969

Net change in cash and cash equivalents	(166,922)	597,286

Cash and cash equivalents, beginning of period	166,922	2,565

Cash and cash equivalents, end of period	$-	$599,851

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$7,527	$12,401

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$386	$725
Total current assets	386	725

Property and equipment, net	16,562	18,392
Total assets	$16,948	$19,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$230,196	$220,328
Accounts payable and accrued expenses, related party	356,154	341,798
Payroll related liabilities	557,400	472,078
Convertible notes	750,000	750,000
Current portion of long-term debt	3,901	3,209
Total current liabilities	1,897,651	1,787,413

OTHER LIABILITIES:
Long-term debt	1,933	2,625
Total liabilities	1,899,584	1,790,038

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 32,487,500 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	32,488	32,488
Additional paid-in capital	8,657,360	8,582,166
Accumulated deficit	(10,572,484)	(10,385,575)
Total stockholders’ deficit	(1,882,636)	(1,770,921)
Total liabilities and stockholders’ deficit	$16,948	$19,117

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31,
	2019	2018

NET REVENUES:
Contract staffing services	$-	$-
Direct cost of services	-	-
Gross margin	-	-

OPERATING EXPENSES:
Selling, general and administrative	175,970	277,692
Total operating expense	175,970	277,692

OPERATING LOSS	(175,970)	(277,692)

OTHER EXPENSE:
Interest expense	(9,844)	(13,885)
Total other expense	(9,844)	(13,885)

LOSS FROM CONTINUING OPERATIONS	(185,814)	(291,577)

LOSS FROM DISCONTINUED OPERATIONS	(1,095)	(3,364)

NET LOSS	$(186,909)	$(294,941)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	32,487,500	32,487,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,909)	$(294,941)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,829	2,071
Stock-based compensation	75,194	73,627
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	-	(6,013)
Prepaid expenses and other current assets	-	648
Accounts payable and accrued expenses	9,867	30,839
Accounts payable and accrued expenses, related party	5,050	23,202
Payroll related liabilities	85,322	82,255
NET CASH USED BY OPERATING ACTIVITIES	(9,646)	(88,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	-	(557)
Proceeds from related party loans	9,307	63
Payments of amounts owed to related parties	-	(75,800)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	9,307	(76,294)

Net change in cash and cash equivalents	(339)	(164,606)

Cash and cash equivalents, beginning of period	725	166,922

Cash and cash equivalents, end of period	$386	$2,316

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$802	$4,510

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2020	July 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$108	$725
Total current assets	108	725

Property and equipment, net	14,733	18,392
Total assets	$14,841	$19,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$260,786	$220,328
Accounts payable and accrued expenses, related party	375,559	341,798
Payroll related liabilities	657,284	472,078
Convertible notes	750,000	750,000
Current portion of long-term debt	3,586	3,209
Total current liabilities	2,047,215	1,787,413

OTHER LIABILITIES:
Long-term debt	1,224	2,625
Total liabilities	2,048,439	1,790,038

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 32,487,500 and 32,487,500 shares issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	32,488	32,488
Additional paid-in capital	8,736,994	8,582,166
Accumulated deficit	(10,803,080)	(10,385,575)
Total stockholders’ deficit	(2,033,598)	(1,770,921)
Total liabilities and stockholders’ deficit	$14,841	$19,117

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

NET REVENUES:
Contract staffing services	$-	$-	$-	$-
Direct cost of services	-	-	-	-
Gross margin	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	220,119	179,980	396,089	457,671
Total operating expense	220,119	179,980	396,089	457,671

OPERATING LOSS	(220,119)	(179,980)	(396,089)	(457,671)

OTHER EXPENSE:
Interest expense	(10,074)	(5,302)	(19,918)	(19,187)
Total other expense	(10,074)	(5,302)	(19,918)	(19,187)

LOSS FROM CONTINUING OPERATIONS	(230,193)	(185,282)	(416,007)	(476,858)

LOSS FROM DISCONTINUED OPERATIONS	(403)	(8,538)	(1,498)	(11,902)

NET LOSS	$(230,596)	$(193,820)	$(417.505)	$(488,760)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	32,487,500	32,487,500	32,487,500	32,487,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(417,505)	$(488,760)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	3,659	4,141
Provision for doubtful accounts	-	-
Stock-based compensation	154,828	147,255
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	-	6,243
Prepaid expenses and other current assets	-	648
Accounts payable and accrued expenses	40,458	41,146
Accounts payable and accrued expenses, related party	5,050	32,183
Payroll related liabilities	185,206	159,154
NET CASH USED BY OPERATING ACTIVITIES	(28,305)	(97,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	(1,024)	(1,126)
Proceeds from related party loans	28,712	7,405
Payments of amounts owed to related parties	-	(75,800)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	27,688	(69,521)

Net change in cash and cash equivalents	(617)	(167,511)

Cash and cash equivalents, beginning of period	725	166,922

Cash and cash equivalents, end of period	$108	$(589)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,032	$5,889

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements presented herein have been prepared by Healthcare Integrated Technologies, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Where the interim financial statements include comparative balances from the periods ended July 31, 2019, 2018 and 2017, these balances were derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year. We recommend that these interim financial statements be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report for the fiscal year ended July 31, 2019. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

NOTE 2 - GOING CONCERN

We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash flow from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The unaudited, interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - CONTINGENCY

On January 2, 2020, a sworn account lawsuit was filed against our IndeLiving Holdings, Inc. (“IndeLiving”) subsidiary and our CEO Scott M. Boruff by our previous Certified Public Accounting Firm, RBSM LLP demanding payment of $28,007 for services rendered. We have filed our Answer and IndeLiving filed a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM LLP by IndeLiving for services that we allege were not provided. Given the early state of the proceedings in this case, we currently cannot assess the probability of losses, but we can reasonably estimate that the range of losses in this case will be immaterial since the full amount of the lawsuit has previously been recorded in the consolidated financial statements.

NOTE 4 - SUBSEQUENT EVENTS

On February 11, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

