Form 10-Q
period 2020-04-30
Healthcare Integrated Technologies Inc.
filed 2020-06-11
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36564

Healthcare Integrated Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	85-1173741
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of June 11, 2020, there were 33,937,500 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference: None.

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Healthcare Integrated Technologies,” “Company,” or “our Company” refers to Healthcare Integrated Technologies, Inc. and our subsidiary IndeLiving Holdings, Inc. (“Inde” or “IndeLiving”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Quarterly Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2020	July 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,873	$725
Total current assets	41,873	725

Property and equipment, net	3,008	18,392
Total assets	$44,881	$19,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$246,121	$220,328
Accounts payable and accrued expenses, related party	334,145	341,798
Payroll related liabilities	754,741	472,078
Convertible notes	750,000	750,000
Current portion of long-term debt	-	3,209
Total current liabilities	2,085,007	1,787,413

OTHER LIABILITIES:
Long-term debt	41,667	2,625
Total liabilities	2,126,674	1,790,038

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 33,937,500 and 32,487,500 shares issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	33,938	32,488
Additional paid-in capital	8,981,160	8,582,166
Accumulated deficit	(11,096,891)	(10,385,575)
Total stockholders’ deficit	(2,081,793)	(1,770,921)
Total liabilities and stockholders’ deficit	$44,881	$19,117

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

OPERATING EXPENSES:
Selling, general and administrative	$283,365	$166,272	$679,454	$623,944
Total operating expense	283,365	166,272	679,454	623,944

OPERATING LOSS	(283,365)	(166,272)	(679,454)	(623,944)

OTHER EXPENSE:
Interest expense	(10,429)	(9,742)	(30,347)	(28,929)
Total other expense	(10,429)	(9,742)	(30,347)	(28,929)

LOSS FROM CONTINUING OPERATIONS	(293,794)	(176,014)	(709,801)	(652,873)

LOSS FROM DISCONTINUED OPERATIONS	(17)	(3,911)	(1,515)	(15,813)

NET LOSS	$(293,811)	$(179,925)	$(711,316)	$(668,686)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	33,235,913	32,487,500	32,920,069	32,487,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLIGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine-Month Period Ended April 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2019	32,487,500	$32,488	$8,582,166	$(10,385,575)	$(1,770,921)

Net loss				(417,505)	(417,505)
Stock-based compensation			154,828		154,828
Activity for the six months ended January 31, 2020	-	-	154,828	(417,505)	(262,677)

Net loss				(293,811)	(293,811)
Issuance of common stock	1,450,000	1,450	163,550		165,000
Stock-based compensation			80,616		80,616
Activity for the three months ended April 30, 2020	1,450,000	1,450	244,166	(293,811)	(48,194)

Balances at April 30, 2020	33,937,500	$33,938	$8,981,160	$(11,096,891)	$(2,081,793)

	Nine-Month Period Ended April 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2018	32,487,500	$32,488	$8,287,656	$(9,547,057)	$(1,226,913)

Net loss				(488,761)	(488,761)
Stock-based compensation			147,255		147,255
Activity for the six months ended January 31, 2019	-	-	147,255	(488,761)	(341,506)

Net loss				(179,925)	(179,925)
Stock-based compensation			73,628		73,628
Activity for the three months ended April 30, 2019	-	-	73,628	(179,925)	(106,297)

Balances at April 30, 2019	32,487,500	$32,488	$8,508,539	$(10,215,743)	$(1,674,716)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(711,316)	$(668,686)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	4,214	6,204
Stock-based compensation	220,882	220,882
Stock issued for services	45,000	-
Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	-	14,157
Prepaid expenses and other current assets	-	648
Accounts payable and accrued expenses	25,793	52,984
Payroll related liabilities	282,663	242,464
NET CASH USED BY OPERATING ACTIVITIES	(112,180)	(131,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances	120,000	-
Principal payments of long-term debt	(1,514)	(1,514)
Proceeds from debt issuance	41,667	-
Proceeds from related party loans	38,825	41,739
Payments of amounts owed to related parties	(46,478)	(75,800)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	153,328	(35,575)

Net change in cash and cash equivalents	41,148	(166,922)

Cash and cash equivalents, beginning of period	725	166,922

Cash and cash equivalents, end of period	$41,873	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,371	$7,527

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a healthcare technology company whose primary operations are through our IndeLiving subsidiary, which we acquired in March 2018. With the acquisition of IndeLiving, our core focus changed, and our operations through our Grasshopper Colorado subsidiary ceased in February 2019. We also changed our name to Healthcare Integrated Technologies, Inc. (the “Company”), to better reflect our new operations. As a result, our operations, management and board of directors, and our business in general have undergone a substantial change and we have experienced a change in control since the closing of the IndeLiving acquisition.

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

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 filed with the SEC on March 20, 2020.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity1 for fiscal year 2020.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company held no cash equivalents at April 30, 2020 and July 31, 2019.

Accounts Receivable

Accounts receivable are stated at their historical carrying amount net of write-offs and allowance for uncollectible accounts. We routinely assess the recoverability of all customer and other receivables to determine their collectability and record a reserve when, based on the judgement of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. When collection is no longer pursued, we charge uncollectable accounts receivable against the reserve. All our accounts receivable relates to our Grasshopper Staffing, Inc. subsidiary which eased operations in February 2019. At April 30, 2020 and July 31, 2019, all accounts receivable were deemed uncollectable and are fully reserved.

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

Revenue Recognition

Revenue is recognized under ASC 606 using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

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

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $50,300 and $8,746 for the nine months ended April 30, 2020 and 2019, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans, if any, in accordance with ASC 718.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the interim consolidated statement of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all the deferred tax assets will not be realized. As of April 30, 2020 and July 31, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss carry forwards prior to their expiration.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The adoption of the new standard did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - DISCONTINUED OPERATIONS

In February 2019, due to continuing operating losses, negative cash flow, limited prospects for future growth and a desire to focus on our healthcare technology products, management elected to discontinue the operations of its Grasshopper Colorado subsidiary. The loss from the operations from the subsidiary is presented separately on the interim consolidated income statement as discontinued operations.

Discontinued operations consisted of the following for the nine months ended April 30, 2020 and 2019:

	For the Nine Months Ended
	April 30, 2020	April 30, 2019
Net revenue	$-	$27,909
Operating expenses	(713)	(36,764)
Interest expense	(802)	(6,958)
Loss from discontinued operations	$(1,515)	$(15,813)

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following at April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
Accounts receivable	$20,270	$20,270
Less: allowance for uncollectible accounts	(20,270)	(20,270)
Total accounts receivable, net	$-	$-

There was no bad debt expense recorded for the nine months ended April 30, 2020 and 2019.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
Equipment	$8,923	$23,923
Vehicles	-	14,766
Subtotal	8,923	38,689
Less: accumulated depreciation	(5,915)	(20,297)
Total property and equipment, net	$3,008	$18,392

Depreciation expense for the nine months ended April 30, 2020 and 2019 was $4,214 and $6,204, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
Accounts payable	$164,078	$168,062
Accounts payable, related party	201,859	203,582
Accrued expenses, related party	132,285	138,216
Accrued interest expense	82,044	52,266
Total accounts payable and accrued expenses	$580,266	$562,126

NOTE 7 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
Accrued officer’s payroll	$754,741	$471,214
Payroll taxes payable	-	864
Total payroll related liabilities	$754,741	$472,078

NOTE 8 - DEBT

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of April 30, 2020 and July 31, 2019:

	April 30, 2020	July 31, 2019
5% Convertible promissory notes	$750,000	$750,000
Paycheck Protection Program loan	41,667	-
Ford Credit note	-	5,834
Total debt obligations	$791,667	$755,834

5% Convertible Promissory Notes

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds to the Company. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and the notes matured one-year from the date of issuance. At April 30, 2020 and July 31, 2019, accrued but unpaid interest on the 5% Notes was $82,044 and $52,266, respectively.

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

The 5% Notes with a face amount of $300,000 that matured on various dates during March 2019 and are currently in default and are not convertible under the conversion terms. The 5% Notes with face amounts totaling $450,000 mature on March 31, 2021 and are convertible under the conversion terms. Management continues to negotiate amendments to the remaining notes in default to extend the maturity dates of such notes.

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, we closed a $41,667 SBA guaranteed PPP loan with Mountain Commerce Bank. We expect to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount.

Ford Credit Note

The Ford Credit note was assumed in the IndeLiving acquisition on March 13, 2018. The original retail installment contract was entered into on June 15, 2016 in the amount of $11,766. The note bears interest at 9.99% per annum and requires sixty (60) monthly installments of $251 per month. The installment note is collateralized by a 2013 Ford pickup truck. Effective February 21, 2020, the Company transferred the 2013 Ford pickup truck and other equipment in exchange for the assumption of the Ford Credit note.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of April 30, 2020 and July 31, 2019 are as follows:

	April 30, 2020	July 31, 2019
Federal income tax benefit computed at the statutory rate	$(149,376)	$(176,089)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,088)	(6,459)
Equity based compensation	49,443	61,867
Valuation allowance	100,803	119,019
Other	218	1,682
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of April 30, 2020 and July 31, 2019 are as follows:

	April 30, 2020	July 31, 2019
Deferred tax assets:
Net operating loss carryovers	$505,454	$404,651
Valuation allowance	(505,454)	(404,651)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At April 30, 2020 we have approximately $2.3 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2019, 2018 and 2017 remain open to examination by the taxing jurisdictions to which we are subject.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2020, and July 31, 2019, related parties have advanced the Company $201,859 and $203,581, respectively. The advances are payable on demand and carry no interest.

In addition, we have accrued expenses related to the January 15, 2016 consulting and advisory agreement with Platinum Equity Advisors, LLC (the “Platinum Agreement”), a related party. The Platinum Agreement was terminated on March 12, 2018 (the “Termination Date”) when Scott M. Boruff, the Chief Manager of Platinum, was appointed Chief Executive Officer of the Company. As of April 30, 2020 and July 31, 2019, the accrued amount owed under the Platinum Agreement is $132,285 and $138,216, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - COMMON STOCK

At April 30, 2020 and July 31, 2019, we had 33,937,500 and 32,487,500 shares of common stock outstanding, respectively. We issued 1,450,000 shares during the nine months ended April 30, 2020, of which 1,200,000 shares were issued for cash and 250,000 shares were issued for services. No shares were issued during the year ended July 31, 2019.

On February 11, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On March 18, 2020, we completed a private placement of 200,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $20,000. We incurred no cost related to the private placement.

On March 21, 2020, we executed an agreement with BrandMETTLE, LLC (“BrandMETTLE”) to serve as our advertising agency for IndeLiving. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to certain principals of BrandMETTLE at an estimated value of $0.18 per share.

On April 22, 2020, we executed an agreement with Jurgen Vollrath to act as our outside counsel for Intellectual Property (“IP”). Pursuant to the terms of the agreement, we issued 1,250,000 warrants to purchase the Company’s common stock at an exercise price of $0.23 per share with 250,000 warrants immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date.

NOTE 12 - STOCK-BASED COMPENSATION

During the nine months ended April 30, 2020 and 2019, we recorded $235,444  and $220,882, respectively, of compensation expense related to stock options and warrants. The grant date fair value of stock options and warrants granted during the nine months ended April 30, 2020 was $307,965. No stock options or warrants were granted during the nine months ended April 30, 2019. We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	April 30, 2020	April 30, 2019
Expected volatility	232.07%	-
Expected term (in years)	3.28	-
Risk-free interest rate	0.66%	-
Dividend yield	None	-

Expected Volatility

Due to the fact we do not consider historical volatility as the best indicator of future volatility, we use implied volatility of our options to estimate future volatility.

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our stock-based compensation activities for the nine months ended April 30, 2020 and fiscal year ended July 31, 2019:

	April 30, 2020		July 31, 2019
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	2,500,000	$3.00	2,500,000	$3.00
Granted	1,850,000	.20	-	-
Exercised	-	-	-	-
Balance at end of period	4,350,000	$1.81	2,500,000	$3.00
Options and warrants exercisable	1,650,000	$2.32	625,000	$3.00

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis should be read in conjunction with the interim consolidated financial statements and accompanying notes included herein and the consolidated financial statements and accompanying notes included in our most recent Annual Report on Form 10-K.

Executive Overview

We are healthcare technology company whose primary operations are through our IndeLiving subsidiary, which we acquired in March 2018. With the acquisition of IndeLiving, we revised our operational focus and we changed our name to Healthcare Integrated Technologies, Inc. to better reflect our core business strategy.

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

Financial and Operating Results

Highlights for the nine months ended April 30, 2020 include:

●	On August 7, 2019, we secured a contract with a hardware supplier, Vayyar Imaging, Ltd., to produce our monitoring devices. The contract requires us to purchase $2,000,000 in product by July 31, 2020.

●	On October 8, 2019, Charles B. Lobetti, III was appointed CFO and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis), a monthly automobile allowance of $400 and 600,000 options to purchase the Company’s common stock at an exercise price of $0.15 per share with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On February 11, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

●	On March 18, 2020, we completed a private placement of 200,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $20,000. We incurred no cost related to the private placement.

●	On March 21, 2020, we executed an agreement with BrandMETTLE, LLC (“BrandMETTLE”) to serve as our advertising agency for IndeLiving. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to certain principals of BrandMETTLE at an estimated value of $0.18 per share. BrandMETTLE focuses on providing branding, advertising, marketing and strategy development for senior targeted healthcare technology firms, senior living communities, pharmaceutical concerns and lifestyle brands for the age 55+ consumer.

●	On April 22, 2020, we executed an agreement with Jurgen Vollrath to act as our outside counsel for Intellectual Property (“IP”). Pursuant to the terms of the agreement, we issued 1,250,000 warrants to purchase the Company’s common stock at an exercise price of $0.23 per share with 250,000 warrants immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. Mr. Vollrath, who has spent the last 30 years working with technology firms ranging from startups to Fortune 100 companies, is recognized as a leading IP strategist.

●	On April 30, 2020, we closed an SBA guaranteed PPP loan with Mountain Commerce Bank resulting in $41,667 in loan proceeds to the Company. We expect to use the loan proceeds as permitted under the program and apply for and receive forgiveness for the entire loan amount.

Results of Operations

Three Months Ended April 30, 2020 Compared To Three Months Ended April 30, 2019

Selling, General and Administrative Expenses

	For the Three Months Ended April 30,
	2020	2019	$ Variance	%Variance

Officer’s salaries	$102,457	$87,035	$15,422	18%
Stock-based compensation	80,616	73,627	6,989	9%
Advertising and marketing	61,020	602	60,418	10,036%
Professional fees	37,062	2,653	34,409	1,297%
Other	2,210	2,355	(145)	(6)%
Total	$283,365	$166,272	$117,093	70%

Officer’s Salaries – Officer’s salaries increased $15,422 from fiscal 2019, or 18%, primarily due to the addition of our new Chief Financial Officer hired in October 2019.

Stock-Based Compensation – Stock-based compensation expense increased $6,989, or 9%, over the same period in the prior year. The increase results from amortization of the grant date fair value of employee stock options granted to our new Chief Financial Officer hired in October 2019.

Advertising and Marketing – Advertising and marketing costs increased $60,418 from 2019. During fiscal 2020 we engaged BrandMETTLE as our advertising agency and incurred additional advertising expense for issuance of common stock for services related to our agreement. We had little activity during fiscal 2019.

Professional Fees – Professional fees increased $34,409 from fiscal 2019. The increase was primarily related to the increased accounting, legal and filing fees associated with the filing of our Comprehensive Form 10-K in March 2020.

Interest Expense

Interest expense increased $687 over the same period in the prior year. The increase is primarily due to the compounding effect of the accrued interest expense on our outstanding 5% Convertible Notes.

Loss from Discontinued Operations

During the three-month periods ending April 30, 2020 and 2019, the operations of our Grasshopper Colorado subsidiary were discontinued. We earned no revenue from the discontinued operations during these periods as we incurred minimal expenses.

Nine Months Ended April 30, 2020 Compared To Nine Months Ended April 30, 2019

Selling, General and Administrative Expenses

	For the Nine Months Ended April 30,
	2020	2019	$ Variance	%Variance

Officer’s salaries	$288,528	$253,424	$35,104	14%
Stock-based compensation	235,444	220,882	14,562	7%
Advertising and marketing	66,320	90,213	(23,893)	(26)%
Professional fees	83,198	43,176	40,022	93%
Other	5,964	16,249	(10,285)	(63)%
Total	$679,454	$623,944	$55,510	9%

Officer’s Salaries – Officer’s salaries increased $35,104 from fiscal 2019, or 14%, primarily due to the addition of our new Chief Financial Officer hired in October 2019.

Stock-Based Compensation – Stock-based compensation expense increased $14,562, or 7%, over the same period in the prior year. The increase results from amortization of the grant date fair value of employee stock options granted to our new Chief Financial Officer hired in October 2019.

Advertising and Marketing – Advertising and marketing costs decreased $23,893 from fiscal 2019, or 26%. The total decrease resulted from an approximately $65,000 decrease in our sales staff and product demonstration costs that was offset by an approximately $41,000 increase in advertising expense. The increase in advertising expense resulted from the issuance of common stock for services related to our engagement of BrandMETTLE as our advertising agency.

Professional Fees – Professional fees increased $40,022 from fiscal 2019. The increase was primarily related to the increased accounting, legal and filing fees associated with the filing of our Comprehensive Form 10-K in March 2020.

Interest Expense

Interest expense increased $1,418 over the same period in the prior year. The increase is primarily due to the compounding effect of the accrued interest expense on our outstanding 5% Convertible Notes.

Loss from Discontinued Operations

In February 2019 we discontinued the operations of our Grasshopper Colorado subsidiary. Loss from discontinued operations consisted of the following at April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
Net revenue	$-	$27,909
Operating expenses	(713)	(36,764)
Interest expense	(802)	(6,958)
Loss from discontinued operations	$(1,515)	$(15,813)

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended April 30, 2020 and fiscal year ended July 31, 2019:

	April 30, 2020	July 31, 2019
Current assets	$41,873	$725
Current liabilities	(2,085,007)	(1,787,413)
Working capital deficiency	$(2,043,134)	$(1,786,688)

Current assets for the period ended April 30, 2020 increased as compared to the year ended July 31, 2019 due to the cash proceeds received from the closing of our SBA PPP loan on April 30, 2020.

Current liabilities for the period ended April 30, 2020 increased as compared to the year ended July 31, 2018 primarily due to the continued accrual of unpaid officer’s compensation.

Net Cash Used by Operating Activities

Since we discontinued the operations of our Grasshopper Colorado subsidiary in February 2019, we no longer have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and stock-based compensation, which affect earnings but do not affect cash flow. Net cash used by operating activities decreased $19,167  for the nine months ended April 30, 2020 compared to the nine months ended April 30, 2019. The decrease in cash used during fiscal 2020 is attributable to less activity in the early months of 2020 as compared to 2019.

Net Cash Provided (Used) by Financing Activities

Net cash provided by financing activities increased $188,903  for the nine months ended April 30, 2020 over the same period in fiscal 2019. During 2019, we raised cash exclusively from short-term loans from management. During 2020, we raised $120,000 from the private placements of our common stock and received $41,667 in proceeds from the closing of our SBA PPP loan. The remaining increase resulted from a lesser amount of net cash used to repay shareholder advances in 2020 as compared to 2019.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financing and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2019, 2018, 2017 and 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

Critical Accounting Policies and Estimates

Our interim consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our interim consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our July 31, 2019 Annual Report.

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

Revenue Recognition

Revenue is recognized under ASC 606 using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

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

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2020. On August 7, 2019, our wholly owned subsidiary, IndeLiving Holdings, Inc., a Florida corporation (“Inde Living”), as buyer and licensee, and Vayyar Imaging, Ltd. (“Vayyar”), as seller and licensor, entered into a Walabot Home Reseller Agreement, dated as of July 31, 2019 (the “Agreement”). Under the terms of the Agreement, among other things, Inde Living has agreed to purchase from Vayyar Walabot home hardware devices, used in the monitoring of residents and patients under care in assisted living and similar facilities (the “Products”). The Company is required to order a minimum of $2,000,000 in Products by July 31, 2020 (exclusive of shipping costs and taxes).

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2020.

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

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff, which is conditioned on our ability to raise capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2020, we issued 1,000,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On March 18, 2020, we issued 200,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On March 21, 2020, we issued 250,000 shares of our common stock valued at $45,000 to two (2) individuals as compensation for services rendered. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)1 and Rule 144.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and matured one-year from the date of issuance. 5% Notes with face amounts totaling $450,000 have been previously amended to extend their maturity date to March 31, 2021. 5% Notes with face amounts totaling $300,000 matured on various dates during March 2019 and are currently in default for non-payment of principal and interest. As of June 11, 2020, Principal and accrued interest of approximately $34,500 are due on the notes in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Walabot Home Reseller Agreement, dated as of July 31, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated August 12, 2019 and incorporated herein by reference)

10.2**	Employment Agreement between the Company and Charles B. Lobetti, III, dated October 8, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated January 14, 2020 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

** Executive Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: June 11, 2020
	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: June 11, 2020
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

