Form 10-K
period 2020-07-31
Healthcare Integrated Technologies Inc.
filed 2020-10-16
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 31, 2020 (the last business day of the registrant’s most recently completed second quarter), as reported on the OTC Pink market, was approximately $12,995,000. As of October 16, 2020, there were 36,637,235 shares of common stock of the registrant outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

Healthcare Integrated Technologies, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) is a healthcare technology company based in Knoxville, Tennessee. We are creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

Our initial product, SafeSpace, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes wall mounted devices utilizing radar technology and state of the art software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

In addition to SafeSpace, we are creating a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

Our History

The Company has had three distinct businesses. First, we were incorporated in the state of Nevada on June 25, 2013 as Tomichi Creek Outfitters, aiming to provide professionally guided big game hunts in Sargents, Colorado which is approximately four hours southwest from Denver. This area of the country is home to trophy size Elk and Mule Deer. Our secondary business included offering guided scenic tours on the western slopes of the Rocky Mountains. Every season offers a diversified plethora of wildlife and stunning scenic views. Our Chief Executive Officer (“CEO”) and sole director at that time was Jeremy Gindro. These operations were discontinued in 2015.

Second, on March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Staffing, Inc. (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all the outstanding shares of Grasshopper Colorado. The assets purchased include the trademark and website, office supplies and office furniture. On November 2, 2015 we filed a Certificate of Amendment to our Articles of Incorporation changing the name of our Company from Tomichi Creek Outfitters to Grasshopper Staffing, Inc. Grasshopper Colorado was operating as a wholly-owned subsidiary of the Company and was the primary operation of our business until the acquisition of IndeLiving Holdings Inc., on March 13, 2018. Our management consisted of Melanie Osterman as CEO, and Jeremy Gindro who was our sole director. The operations of Grasshopper Colorado were discontinued in February 2019.

Third, we acquired IndeLiving Holdings, Inc. (“IndeLiving”) on March 13, 2018 and changed our name to Healthcare Integrated Technologies, Inc. Our current operations are described above. With the acquisition of IndeLiving, we had another change in management, and Scott M. Boruff became CEO and sole director of the Company.

Employees

At July 31, 2020, we had 3 employees.

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

Our independent auditors’ report for the fiscal years ended July 31, 2020 and 2019 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended July 31, 2020 and 2019 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. We have incurred recurring losses and have generated limited revenue since inception. These factors and our need for additional financing to effectively execute our business plan, raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

COVID-19 could adversely impact our business

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of October 16, 2020, there were 36,637,235 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

	High	Low
Fiscal Year 2019
First quarter ended October 31, 2018	$0.65	$0.30
Second quarter ended January 31, 2019	$0.45	$0.30
Third quarter ended April 30, 2019	$0.47	$0.12
Fourth quarter ended July 31, 2019	$0.20	$0.12

Fiscal Year 2020
First quarter ended October 31, 2019	$0.42	$0.15
Second quarter ended January 31, 2020	$0.42	$0.40
Third quarter ended April 30, 2020	$0.50	$0.18
Fourth quarter ended July 31, 2020	$0.48	$0.19

(b) Holders

As of October 16, 2020, there were 62 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

Transfer Agent

Our transfer agent is VStock, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the years ended July 31, 2020 and 2019, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the years ended July 31, 2020 and 2019, there were no repurchases of the Company’s common stock by the Company.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the fiscal years ended July 31, 2020 and 2019 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

Executive Overview

We are a healthcare technology company based in Knoxville, Tennessee. Our business is creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces. Since the acquisition of our IndeLiving subsidiary in March 2018, we changed our business focus to the healthcare technology sector and discontinued the operations of our Grasshopper Colorado subsidiary in February 2019.

Our initial product, SafeSpace, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes wall mounted devices utilizing radar technology and state of the art software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

In addition to SafeSpace, we are creating a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

Strategy

Our mission is to grow a profitable healthcare technology company by focusing on our core product, continuing the development of our proprietary software and developing new uses and product lines for our technology. Our management team is focused on maintaining the financial flexibility and assembling the right complement of personnel and outside consultants required to successfully execute our mission.

Financial and Operating Results

We continue to utilize funds raised from private sales of our common stock and short-term advances from related parties to provide cash for our operations, which allowed us to continue refining our initial product and readying it for pilot testing, developing our future product offerings and adding talented individuals to our management team. In addition, we reduced our debt obligations by converting certain 5% Convertible Promissory Notes it into common stock. Highlighted achievements for the fiscal year ended July 31, 2020 include:

●	On October 8, 2019, Charles B. Lobetti, III was appointed CFO and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis), a monthly automobile allowance of $400 and 600,000 options to purchase the Company’s common stock at an exercise price of $0.15 per share with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term. Effective May 1, 2020, Mr. Lobetti’s base salary was increased to $104,000 to reflect an increased time commitment and he received a restricted stock grant of 500,000 shares, of which 200,000 shares vested on the date of the grant.

●	On February 11, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

●	On March 18, 2020, we completed a private placement of 200,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $20,000. We incurred no cost related to the private placement.

●	On March 21, 2020, we executed an agreement with BrandMETTLE, LLC (“BrandMETTLE”) to serve as our advertising agency for IndeLiving. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to certain principals of BrandMETTLE at an estimated value of $0.18 per share. BrandMETTLE focuses on providing branding, advertising, marketing and strategy development for senior targeted healthcare technology firms, senior living communities, pharmaceutical concerns and lifestyle brands for the age 55+ consumer.

●	On April 22, 2020, we executed an agreement with Jurgen Vollrath to act as our outside counsel for Intellectual Property (“IP”). Pursuant to the terms of the agreement, we issued 1,250,000 warrants to purchase the Company’s common stock at an exercise price of $0.23 per share with 250,000 warrants immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. Mr. Vollrath, who has spent the last 30 years working with technology firms ranging from startups to Fortune 100 companies, is recognized as a leading IP strategist.

●	On April 30, 2020, we closed an SBA guaranteed PPP loan with Mountain Commerce Bank resulting in $41,667 in loan proceeds to the Company. We expect to use the loan proceeds as permitted under the program and apply for and receive forgiveness for the entire loan amount. As of July 31, 2020, we are still awaiting the SBA’s issuance of final rules for forgiveness of the loan balance prior to submitting our application for forgiveness.

●	On June 15, 2020, Kenneth M. Greenwood was appointed CTO and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $257,000 per annum (on a part-time basis), and 2,000,000 options to purchase the Company’s common stock at an exercise price of $0.30 per share with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On July 8, 2020, we issued 56,048 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,024 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On July 8, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

●	On July 13, 2020, we completed a private placement of 250,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private placement.

●	On July 16, 2020, we completed two (2) private placements totaling 500,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $50,000. We incurred no cost related to the private placements.

●	On July 16, 2020, we issued 200,000 shares of common stock to an employee upon the vesting of a portion of a restricted stock grant. The grant date fair value of the shares issued was $0.35 per share.

●	On July 17, 2020, we executed an agreement with Haygood Moody Hodge PLC (“HMH”) to provide general legal services to the Company. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to a principal of HMH for prepaid legal services at an estimated value of $0.20 per share.

●	On July 24, 2020, we issued 56,176 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,088 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On July 29, 2020, we issued 224,887 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $12,444 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

Results of Operations

Revenues

Our only source of revenue in fiscal 2019 was derived from our Grasshopper Colorado subsidiary, the operations of which were discontinued in February 2019. We had no revenues in fiscal 2020. The net loss incurred by Grasshopper Colorado is presented separately as discontinued operations.

Loss from our Grasshopper Colorado subsidiary’s discontinued operations consisted of the following at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Net revenue	$-	$27,909
Operating expenses	(719)	(35,969)
Interest expense	(802)	(7,534)
Loss from discontinued operations	$(1,521)	$(15,594)

An analysis or discussion of our revenues does not provide any useful information since we discontinued the operations of our only revenue source during fiscal 2019.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the years ended July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Officer’s salaries	$423,371	$336,965
Stock-based compensation	407,613	294,510
Advertising, marketing and product demonstration expenses	66,948	90,212
Professional fees	110,271	44,129
Other	7,601	18,177
Total selling, general and administrative expenses	$1,015,804	$783,993

Officer’s salaries were $423,371 in fiscal 2020, representing an increase of $86,406 over the fiscal 2019 amount. The increase in Officer’s salaries results from the hiring of our new CFO and CTO during the period.

Stock-based compensation increased $113,103 over the prior fiscal year. The increase is a result of the addition of the expense related to stock option and restricted stock grants to our new CFO and CTO during the period. Fiscal 2019 stock-based compensation consisted entirely of the expense related to stock options previously granted to our CEO.

Advertising, marketing and product demonstration expenses decreased $23,264 as compared to the fiscal 2019 amount. The net decrease is the result of a reduction in sales force payroll expense of $54,274 and a reduction in product demonstration expense of $11,171, which were partially offset by an increase in advertising and marketing expenses of $42,180. The increase in advertising and marketing expense is primarily related to the BrandMETTLE agreement discussed above.

Professional fees increased $66,142 in fiscal 2020 as compared to fiscal 2019. The increase is primarily related to the audit, legal and other professional fees associated with the filing of our comprehensive annual report in March 2020.

Interest Expense

Interest expense increased $1,831 for fiscal 2020 as compared to fiscal 2019. Interest expense is primarily related our 5% Convertible Promissory Notes. The net increase in interest expense is due to the compounding impact of the interest calculation, which was partially offset by a decrease in the expense from the conversion of certain notes in the last month of the fiscal period.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal years ending July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Current assets	$125,010	$725
Current liabilities	(1,982,603)	(1,787,413)
Working capital deficiency	$(1,857,593)	$(1,786,688)

Current assets for the year ended July 31, 2020 increased as compared to July 31, 2019 due to an increase in cash and prepaid legal fees resulting from the issuance of common stock for cash and prepaid legal services.

Current liabilities for the year ended July 31, 2020 also increased as compared to July 31, 2019. The increase is primarily due to an increase in accrued officer’s payroll, which was partially offset by a net decrease in related party accounts payable and accrued expenses, and a decrease in our 5% convertible promissory notes and related accrued interest expense due to conversion of the notes into common stock.

Net Cash Used by Operating Activities

Since we discontinued the operations of our Grasshopper Colorado subsidiary in February 2019, we no longer have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and stock-based compensation, which affect earnings but do not affect cash flow. Net cash used by operating activities was $188,655 for the year ended July 31, 2020 compared to $99,443 for the year ended July 31, 2019. The increase in cash used during fiscal 2020 is attributable to cash paid for audit, legal and other professional fees associated with the filing of our comprehensive annual report in March 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $266,022 for the year ended July 31, 2020, which represented a $332,756 increase over the net cash used by financing activities in the prior year. During the period, we raised $295,000 from the sale of common stock in multiple private transactions as described above. In addition, we raised $41,667 through debt issuances and $77,416 in short-term loans from related parties. The amounts were partially offset by $147,395 in payments made for amounts owed to related parties. In fiscal year 2019, we raised cash exclusively from short-term loans from related parties.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financing and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of July 31, 2020.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2020, 2019, 2018, 2017 and 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.

We believe the following critical policies impact our more significant judgments and estimates used in preparation of our financial statements.

Use of Estimates

We prepare our financial statements in conformity with U.S. GAAP. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board; however, actual results could differ from those estimates.

Impairment of Long-Lived Assets

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

Stock-Based Compensation

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

Fair Value of Financial Instruments

Fair value estimates used in preparation of the financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, note payable and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2020 or 2019.

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

Neither the report of RBSM LLP dated July 18, 2017 on our consolidated balance sheet at July 31, 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended July 31, 2016 nor the report of RBSM LLP dated November 14, 2017 on our consolidated balance sheets at July 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended July 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, other than each such report was qualified as to our ability to continue as going concern.

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

On January 7, 2020, the Company engaged Rodefer Moss & Co. PLLC as our independent registered public accounting firm.

During the fiscal year ended July 31 2017 and the subsequent interim periods prior to retaining Rodefer Moss & Co. PLLC (1) neither we nor anyone on our behalf consulted Rodefer Moss & Co. PLLC regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Rodefer Moss & Co. PLLC did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

The report of Rodefer Moss & Co. PLLC dated March 20, 2020 on our consolidated balance sheets at July 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended July 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles, other than such report was qualified as to our ability to continue as going concern.

During the fiscal years ended July 31, 2020 and July 31, 2019 there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Rodefer Moss & Co. PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rodefer Moss & Co. PLLC, would have caused Rodefer Moss & Co. PLLC to make reference to the subject matter of such disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020 our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2020, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include:

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

Name	Age	Title
Scott M. Boruff	57	Chief Executive Officer, Director
Charles B. Lobetti, III	57	Chief Financial Officer
Kenneth M. Greenwood	61	Chief Technology Officer
Susan A. Reyes	57	Chief Medical Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Director, Age 57

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

Charles B. Lobetti, III, Chief Financial Officer, Age 57

Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019. He holds both Bachelor of Science in Business Administration (1985) and Master of Accountancy (1986) degrees from the University of Tennessee and is a licensed Certified Public Accountant (Inactive) in the State of Tennessee. Upon graduation, Mr. Lobetti accepted a position in the tax department of the Tampa, Florida office of Ernst & Young where he progressed to Senior Tax Consultant before he left the firm in 1989 to return to his hometown of Knoxville, Tennessee as the Tax Manager with a progressive, local accounting firm. In 1990, Mr. Lobetti, along with two co-workers, formed the accounting firm of Lobetti, Ideker & Reel (“LIR”) where he served as President and Director of Tax Services. LIR was a member of the AICPA’s SEC Practice Section and served several SEC registrant clients. In 1998, Mr. Lobetti left LIR to accept a position of Chief Financial Officer of United Petroleum Corporation (“UPET”), a small cap, SEC registrant oil and natural gas development company and convenience store operator. Following his tenure at UPET, Mr. Lobetti served as Chief Financial Officer for boutique investment banking/private equity firm specializing in the placement and funding of Regulation D and Regulation S offerings. He spent the next 10-years working in various investment banking, commercial mortgage banking and commercial banking functions before accepting the position of Controller – Alaska Operations with Miller Energy Resources, Inc.(“Miller”), an SEC registrant oil and gas exploration and production company. Shortly after accepting the position in 2011, Mr. Lobetti was promoted to Corporate Controller and thereafter appointed Treasurer in 2012. Since leaving Miller in 2014, Mr. Lobetti enjoyed spending time with his family and working part-time in commercial mortgage banking until recently accepting the position of Chief Financial Officer of Healthcare Integrated Resources, Inc.

Kenneth M. Greenwood, Chief Technology Officer, Age 61

Kenneth M. Greenwood has served as our Chief Technology Officer since June 15, 2020. Mr. Greenwood brings 30-years of experience with large-scale systems programming and implementations to our executive management team. He has provided instruction and consulting, primarily for SAP products, in the areas of architecture, design and implementation of ABAP, big-data warehousing, business intelligence analytics, object-orientation, cloud and systems integration, interfaces, HANA in-memory databases, data security, workflow, and archiving to a variety of companies including Intel, World Bank, HP, Amtrak, IBM, Accenture, Wal-Mart, Home Depot, Nike and Kimberly-Clark. While at Random House implementing a Rights Management module following two previous failed attempts by other contractors, Mr. Greenwood led the 30-developer team to design, code and implement rights management for Random House in an SAP system using a novel approach of OO design, which became the world’s largest SAP module at that time. Mr. Greenwood authored the best-selling Sams Teach Yourself ABAP in 21 Days, published by Macmillan.

Susan A. Reyes, M.D., Chief Medical Officer, Age 57

Susan A. Reyes, M.D. has served as our Chief Medical Officer since September 1, 2020. Dr. Reyes brings over 29-years of medical experience as a practicing Internal Medicine physician. She earned her Doctor of Medicine degree in just six-years and was board certified in Internal Medicine in 1994. Since then, Dr. Reyes has enjoyed expanding her skill set by working with several groundbreaking companies. In 1997, she worked for Hospital Inpatient Management Systems, which was the first hospitalist group that transformed the efficiencies of “length of stay” of patients in the hospital and in skilled nursing facility settings. In 2000, she was the lead physician for MD to You in Tampa, Florida - the first organization that developed house calls for homebound geriatric patients. In 2009, Dr. Reyes became the first physician to bring house call services to Knoxville, Tennessee and has grown her company to be the largest mobile medical primary care practice covering East Tennessee. She has been an advisor and served as Medical Director to several home health and hospice agencies and assisted living facilities in each community where she has resided.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2020 and 2019, were not timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at July 31, 2020 and July 31, 2019 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (in dollars)

Name and Principal	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Scott B. Boruff	2020	300,000	-	294,510	-	-	23,400	617,910
Chief Executive Officer	2019	300,000	-	294,510	-	-	23,400	617,910
Director (1)

Charles B. Lobetti, III	2020	55,355	-	92,258	-	-	3,910	151,523
Chief Financial Officer (2)	2019	-	-	-	-	-	-	-

Kenneth M. Greenwood	2020	32,125	-	20,845	-	-	-	52,970
Officer (3)	2019	-	-	-	-	-	-	-

1)	Mr. Boruff has served as our Chief Executive Officer and our sole Director since March 13, 2018.
2)	Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019.
3)	Mr. Greenwood has served as our Chief Technology Officer since June 15, 2020.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Executive Employment Agreements

Scott M. Boruff, CEO

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

Charles B. Lobetti, III, CFO

Charles B. Lobetti, III and the Company entered into a three-year Employment Agreement dated October 8, 2019, in which Mr. Lobetti agreed to serve as our Chief Financial Officer. As compensation, we agreed to pay him an annual salary of $52,000 and he is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. Effective May 1, 2020, Mr. Lobetti’s base salary was increased to $104,000 to reflect an increased time commitment. As additional compensation we granted him stock options to purchase 600,000 shares of our common stock at an exercise price of $0.15 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of the Employment Agreement. The options vested 25% immediately upon execution of the Employment Agreement with the remaining vesting equally in annual installments over three (3) years. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Mr. Lobetti is also entitled to paid vacation and sick leave, an automobile allowance and participation in any employee benefit plans or programs we may offer. The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal.

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

Kenneth M. Greenwood, CTO

Kenneth M. Greenwood and the Company entered into a three-year Employment Agreement dated June 15, 2020, in which Mr. Greenwood agreed to serve as our Chief Technology Officer. As compensation, we agreed to pay him an annual salary of $257,000 and he is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. As additional compensation we granted him stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of the Employment Agreement. The options vested 25% immediately upon execution of the Employment Agreement with the remaining vesting equally in annual installments over three (3) years. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Mr. Greenwood is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal.

The Employment Agreement terminates upon the death or disability of Mr. Greenwood, and may be terminated by us for cause, or by Mr. Greenwood for any reason. If the Employment Agreement is terminated for by us for cause, upon his death or disability, at non-renewal or by Mr. Greenwood, he is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Mr. Greenwood for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Mr. Greenwood’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

Susan A. Reyes, M.D., CMO

Susan A. Reyes, M.D. and the Company entered into a three-year Employment Agreement dated September 1, 2020, in which Dr. Reyes agreed to serve as our Chief Medical Officer. As compensation, we agreed to pay her an annual salary of $52,000 and she is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. As additional compensation we granted her stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.40 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of the Employment Agreement. The options vested 150,000 shares immediately upon execution of the Employment Agreement with the remaining vesting equally in annual installments over three (3) years. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Dr. Reyes is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal.

The Employment Agreement terminates upon the death or disability of Dr. Reyes, and may be terminated by us for cause, or by Dr. Reyes for any reason. If the Employment Agreement is terminated for by us for cause, upon her death or disability, at non-renewal or by Dr. Reyes, she is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Dr. Reyes for good reason, we are obligated to pay her severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Dr. Reyes’ employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay her an amount equal to 2.99 times her annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of October 16, 2020 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership (6)	Percent of Class (7)
Common	Scott M. Boruff, CEO, Director (1) 1462 Rudder Lane Knoxville, TN 37919	12,914,854	33.25%

Common	Charles B. Lobetti, III, CFO (2) 814 Evolve Way Knoxville, TN 37915	350,000	1.29%

Common	Kenneth M. Greenwood, CTO (3) 404 Citrus Ridge Drive Davenport, FL 33837	500,000	1.29%

Common	Susan A. Reyes, CMO (4) 9901 Sierra Visa Lane Knoxville, TN 37922	150,000	<1%

	All Officers and Directors as a Group	14,064,854	36.21%

Principal Shareholders:
Common Stock	Jeremy Gindro (5) 310 Tanner Avenue Florence, CO 81226	7.870,000	20.26%

1)	The shares owed by Mr. Boruff includes 11,664,854 shares owned by Platinum Equity Advisors, LLC, of which Mr. Boruff is the Chief Manager. Pursuant to Mr. Boruff’s March 13, 2018 employment agreement as our Chief Executive Officer, the shares also include options to purchase 1,250,000 shares of our common stock, which are vested and exercisable at $3.00 per share and expire in 2023. The number of shares owned by Mr. Boruff excludes options to purchase 1,250,000 shares of our common stock at $3.00 per share which have not yet vested and expire in 2023.

2)

Mr. Lobetti owned 200,000 shares at July 31, 2020 and -0- shares at July 31, 2019. As of October 8, 2019, Mr. Lobetti’s employment agreement includes an option to purchase 150,000 shares of our common stock which are vested and exercisable at $0.15 per share on such date and expire in 2024. The remaining 450,000 options granted under the employment agreement will vest annually in equal amounts over a three-year period, including 150,000 shares that vest within 60 days of October 16, 2020. Mr. Lobetti received a restricted stock grant of 500,000 shares on July 16, 2020. Under the terms of the grant, 200,000 shares vested immediately with the remaining shares vesting equally over a three-year period.

3)	Mr. Greenwood owned no shares at July 31, 2020 and 2019. As of June 15, 2020, Mr. Greenwood’s employment agreement includes an option to purchase 500,000 shares of our common stock which are vested and exercisable at $0.30 per share on such date and expire in 2024. The remaining 1,500,000 options granted under the employment agreement will vest annually in equal amounts over a three-year period.

4)	Dr. Reyes owned no shares at July 31, 2020 and 2019. As of September 1, 2020, Dr. Reyes’ employment agreement includes an option to purchase 150,000 shares of our common stock which are vested and exercisable at $0.40 per share on such date and expire in 2024. The remaining 850,000 options granted under the employment agreement will vest annually in equal amounts over a three-year period.

5)	The total includes 100,000 shares owned by James Gindro, the father of Jeremy Gindro.

6)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

7)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of October 16, 2020 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of October 16, 2020, there were 38,837,235 shares beneficially owned.

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

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2020, and July 31, 2019, related parties have advanced the Company $271,819 and $228,506, respectively. The advances are payable on demand and carry no interest.

In addition, we have accrued expenses related to the January 15, 2016 consulting and advisory agreement with Platinum Equity Advisors, LLC (the “Platinum Agreement”), a related party. The Platinum Agreement was terminated by on March 12, 2018 (the “Termination Date”) when Scott M. Boruff, the Chief Manager of Platinum, was appointed Chief Executive Officer of the Company. At July 31, 2020, the amount owed under the Platinum Agreement is paid in full. At July 31, 2019, the accrued amount owed under the Platinum Agreement was $113,292.

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

	July 31, 2020	July 31, 2019

Audit Fees	$75,525	$-
Audit-Related Fees	-	22,950
Tax Fees	-	-
All Other Fees	-	-
Total	$75,525	$22,950

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Business Acquisition Agreement between Tomichi Creek Outfitters and Grasshopper Staffing, Inc., dated March 2, 2015 (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated March 5, 2015 and incorporated herein by reference)

3.1	Articles of Incorporation (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation, filed November 2, 2015 (as filed with the Securities and Exchange Commission on Form 10-K dated November 23, 2016 and incorporated herein by reference)

3.3	Bylaws (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

10.1	Advisory Agreement dated January 15, 2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2**	Employment Agreement between the Company and Scott M. Boruff, dated March13, 2018 (as filed with the Securities and Exchange Commission on Form 8-K dated March 15, 2018 and incorporated herein by reference)

10.3**	Employment Agreement between the Company and Charles B. Lobetti, III, dated October 8, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated January 14, 2020 and incorporated herein by reference)

10.4**	Employment Agreement between the Company and Kenneth M. Greenwood, dated June 15, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated June 16, 2020 and incorporated herein by reference)

10.5**	Employment Agreement between the Company and Susan A. Reyes, M.D., dated September 1, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated September 4, 2020 and incorporated herein by reference)

31.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

** Executive Compensation Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: October 16, 2020
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: October 16, 2020
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 16, 2020	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer, Director (Principal Executive Officer)

Date: October 16, 2020	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Healthcare Integrated Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Integrated Technologies, Inc. (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended July 31, 2020 and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2019

Nashville, Tennessee

October 16, 2020

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,072	$725
Prepaid expenses	46,938
Total current assets	125,010	725

OTHER ASSETS:
Property and equipment, net	2,453	18,392
Other intangibles, net	33,958
Total assets	$161,421	$19,117

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$229,114	$220,328
Accounts payable and accrued expenses, related party	271,819	341,798
Payroll related liabilities	861,019	472,078
Convertible notes	600,000	750,000
Current portion of long-term debt	20,651	3,209
Total current liabilities	1,982,603	1,787,413

OTHER LIABILITIES:
Long-term debt	21,016	2,625
Total liabilities	2,003,619	1,790,038

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 36,474,661 and 32,487,500 shares issued and outstanding as of July 31, 2020 and July 31, 2019, respectively	36,475	32,488
Additional paid-in capital	9,564,989	8,582,166
Accumulated deficit	(11,443,662)	(10,385,575)
Total stockholders’ deficit	(1,842,198)	(1,770,921)
Total liabilities and stockholders’ deficit	$161,421	$19,117

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2020	2019

NET REVENUES:
Contract staffing services	$-	$-
Direct cost of services	-	-
Gross margin	-	-

OPERATING EXPENSES:
Selling, general and administrative	1,015,804	783,993
Total operating expense	1,015,804	783,993

OPERATING LOSS	(1,015,804)	(783,993)

OTHER EXPENSE:
Interest expense	(40,762)	(38,931)
Total other expense	(40,762)	(38,931)

LOSS FROM CONTINUING OPERATIONS	(1,056,566)	(822,924)

LOSS FROM DISCONTINUED OPERATIONS	(1,521)	(15,594)

NET LOSS	$(1,058,087)	$(838,518)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	33,375,273	32,487,500

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance July 31, 2018	32.487,500	$32,488	$8,287,656	$(9,547,057)	$(1,226,913)

Net loss				(838,518)	(838,518)
Stock-based compensation			294,510		294,510

Balance July 31, 2019	32,487,500	32,488	8,582,166	(10,385,575)	(1,770,921)

Net loss				(1,058,087)	(1,058,087)
Stock-based compensation	200,000	200	407,413		407,613
Issuance of equity for services	500,000	500	115,141		115,641
Issuance of common stock for conversion of debt and related accrued interest	337,111	337	168,218		168,556
Sale of common stock	2,950,000	2,950	292,050		295,000

Balance July 31, 2020	36,474,611	$36,475	$9,564,988	$(11,443,662)	$(1,842,198)

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,058,087)	$(838,518)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	4,769	9,617
Stock-based compensation	407,613	294,510
Issuance of equity for services	48,062	-
Transfer of property and equipment and assumption of related liability for services	6,022	-

Changes in operating assets and liabilities (excluding effects of acquisitions):
Accounts receivable, net	-	14,527
Prepaid expenses and other current assets	-	648
Accounts payable and accrued expenses	27,341	61,926
Accounts payable, related party	-	32,183
Payroll related liabilities	375,624	325,664
NET CASH USED BY OPERATING ACTIVITIES	(188,656)	(99,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	295,000	-
Principal payments of long-term debt	(686)	(2,109)
Proceeds from debt issuance	41,667	-
Proceeds from related party advances	77,416	11,155
Payments of amounts owed to related parties	(147,395)	(75,800)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	266,002)	(66,754)

Net change in cash and cash equivalents	77,347	(166,197)

Cash and cash equivalents, beginning of period	725	166,922

Cash and cash equivalents, end of period	$78,072	$725

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,371	$8,262

SIGNIFICANT NON-CASH INVESTING AND FINACING ACTIVITIES
Issuance of common stock for prepaid services	$50,000	$-
Capital expenditures included in payroll related liabilities	$13,317	$-
Capital expenditures from non-cash compensation	$20,641	$-
Issuance of common stock for payment of accrued interest included in accounts payable and accrued expenses	$18,555	$-
Issuance of common stock for conversion of convertible debt	$150,000	$-

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthcare Integrated Technologies, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) is a healthcare technology company based in Knoxville, Tennessee. We are creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

Our initial product, SafeSpace, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes wall mounted devices utilizing radar technology and state of the art software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

In addition to SafeSpace, we are creating a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

Basis of Presentation

The accompanying consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized while minor replacements and maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is calculated using the straight-line method which depreciates the assets over the estimated useful lives of the depreciable assets ranging from five to seven years.

Impairment of Long-Lived Assets

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized over their expected useful life on a straight-line basis. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life. We did not recognize any impairment losses during any of the periods presented.

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

Prior to the discontinuance of its operations in February 2019, our Grasshopper Staffing, Inc. subsidiary (“Grasshopper Colorado”) earned revenue by providing specialized temporary staffing solutions to the cannabis industry. We provided temporary labor at an agreed upon rate per hour. Billings were invoiced on a per-hour basis as the temporary staffing services were delivered to the customer. Revenue from most of our temporary staffing services was recognized at a point in time. We applied the practical expedient to recognize revenue for these services at various intervals based on the number of hours completed and the agreed upon rate per hour at that time.

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $50,927 and $8.746 for the fiscal years ended July 31, 2020 and 2019, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

Net Loss Per Common Share

We determine basic income (loss) per share and diluted income (loss) per share in accordance with the provisions of ASC 260, “Earnings Per Share.” Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted income (loss) per share is similar to that of basic earnings per share, except the denominator is increased, if the earnings are positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been exercised.

Stock-Based Compensation

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the consolidated statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the reporting periods presented.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the new standard during the year ended July 31, 2020 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of approximately $1.1 million for the year ended July 31, 2020. As of July 31, 2020, the Company had cash and working capital deficit of approximately $78,000 and $1.86 million, respectively. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Discontinued operations consisted of the following for the fiscal years ended July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Net revenue	$-	$27,909
Operating expenses	(719)	(35,969)
Interest expense	(802)	(7,534)
Loss from discontinued operations	$(1,521)	$(15,594)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Equipment	$8,923	$23,923
Vehicles	-	14,766
Subtotal	8,923	38,689
Less: accumulated depreciation	(6,470)	(20,297)
Total property and equipment, net	$2,453	$18,392

Depreciation expense for the fiscal years ended July 31, 2020 and 2019 was $4,769 and $7,317, respectively.

NOTE 5 – OTHER INTANGIBLES

Other intangibles, net consisted of the following at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Patents in process	$27,299	$-
Website in process	5,327	-
Internal use software in process	1,332	-
Total other intangibles, net	$33,958	$-

We incurred no amortization expense for the fiscal year ended July 31, 2020 as the assets have not been placed in service. At July 31, 2019, there were no intangible assets.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Accounts payable	$155,211	$168,062
Accrued interest expense	73,903	52,266
Accounts payable and accrued expenses	229,114	220,328

Accounts payable, related party	271,819	228,506
Accrued expenses, related party	-	113,292
Accounts payable and accrued expenses, related party	271,819	341,798

Total accounts payable and accrued expenses	$500,933	$562,126

Certain accounts payable and accrued expenses were misclassified in the prior year, which have been reclassified in the above tables. The impact of our prior year disclosures was immaterial and there was no impact to the consolidated financial statements from the change in classification.

NOTE 7 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Accrued officers’ payroll	$858,154	$471,214
Payroll taxes payable	2,865	864
Total payroll related liabilities	$861,019	$472,078

NOTE 8 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
5% Convertible promissory notes	$600,000	$750,000
Paycheck Protection Program loan	41,667	-
Ford Credit note	-	5,834
Total debt obligations	641,667	755,834
Less current portion	(620,651)	(753,209)
Long-term debt	$21,016	$2,625

5% Convertible Promissory Notes

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2020 and 2019, accrued but unpaid interest on the 5% Notes was $73,903 and $52,266, respectively, which is included in accounts payable and accrued expenses on our consolidated balance sheets.

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

5% Notes with a face amount of $150,000 and accrued interest expense of $18,555 were converted, at the option of the holders, into 337,111 shares of our common stock during fiscal 2020. On July 31, 2020, 5% Notes with a face amount of $275,000 and related accrued interest expense of $33,872, which matured on various dates during March 2019 are currently in default and are not convertible under the conversion terms. 5% Notes with a face amount of $325,000 and related accrued interest expense of $40,031 mature on March 31, 2021 and are convertible under the conversion terms. Management continues to negotiate amendments to the remaining notes in default to extend the maturity dates of such notes and to encourage note conversions.

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, we closed a $41,667 SBA guaranteed PPP loan with Mountain Commerce Bank. We expect to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of July 31, 2020, we are still awaiting the SBA’s issuance of final rules for forgiveness of the loan balance prior to submitting our application for forgiveness.

Ford Credit Note

The Ford Credit note was assumed in our acquisition of IndeLiving Holdings, Inc. on March 13, 2018. The original retail installment contract was entered into on June 15, 2016 in the amount of $11,766. The note bears interest at the rate of 9.99% per annum and requires sixty (60) monthly installments of $251 per month. The installment note is collateralized by a 2013 Ford pickup truck. Effective February 21, 2020, the Company transferred the 2013 Ford pickup truck and other equipment in exchange for the transferee’s assumption of the Ford Credit note.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of July 31, 2020 and 2019 are as follows:

	July 31, 2020	July 31, 2019
Federal income tax benefit computed at the statutory rate	$(222,198)	$(176,089)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,088)	(6,459)
Equity based compensation	89,933	61,847
Valuation allowance	133,113	119,019
Other	240	1,682
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of July 31, 2020 and 2019 are as follows:

	July 31, 2020	July 31, 2019
Deferred tax assets:
Net operating loss carryovers	$537,764	$404,651
Valuation allowance	(537,764)	(404,651)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2020 we have approximately $2.46 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2019, 2018 and 2017 remain open to examination by the taxing jurisdictions to which we are subject.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative.”

No material interest or penalties on unpaid tax were recorded during the year ended July 31, 2020 and 2019. As of July 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2020 and 2019, related parties have advanced the Company $271,819 and $228,506, respectively. The advances are payable on demand and carry no interest.

In addition, we have accrued expenses related to the January 15, 2016 consulting and advisory agreement with Platinum Equity Advisors, LLC (the “Platinum Agreement”), a related party. The Platinum Agreement was terminated on March 12, 2018 (the “Termination Date”) when Scott M. Boruff, the Chief Manager of Platinum, was appointed Chief Executive Officer of the Company. As of July 31, 2020 and 2019, the accrued amount owed under the Platinum Agreement is $-0- and $113,292, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - COMMON STOCK

At July 31, 2020 and 2019, we had 36,474,611 and 32,487,500 shares of common stock outstanding, respectively. We issued 3,987,111 shares during the fiscal year ended July 31, 2020, of which 2,950,000 shares were issued for cash, 500,000 shares were issued for services, 337,111 shares were issued upon conversion of debt and 200,000 shares were issued for the vesting of an employee stock grant. No shares were issued during the year ended July 31, 2019.

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

On March 21, 2020, we executed an agreement with BrandMETTLE, LLC (“BrandMETTLE”) to serve as our advertising and marketing agency. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to certain principals of BrandMETTLE at an estimated value of $0.18 per share.

On July 8, 2020, we issued 56,048 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,024 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On July 8, 2020, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On July 13, 2020, we completed a private placement of 250,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private placement.

On July 16, 2020, we completed two (2) private placements totaling 500,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $50,000. We incurred no cost related to the private placements.

On July 16, 2020, we issued 200,000 shares of common stock to an employee upon the vesting of a portion of a restricted stock grant. The grant date fair value of the shares issued was $0.35 per share.

On July 17, 2020, we executed an agreement with Haygood Moody Hodge PLC (“HMH”) to provide general legal services to the Company. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to a principal of HMH for prepaid legal services at an estimated value of $0.20 per share.

On July 24, 2020, we issued 56,176 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,088 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On July 29, 2020, we issued 224,887 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,088 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

NOTE 12 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the year ended July 31, 2020, we recorded $334,939 of compensation expense, net of capitalized expense of $20,641, related to stock options and warrants. During the year ended July 31, 2019, we recorded $294,510 of compensation expense related to stock options and warrants. The grant date fair value stock options and warrants during the year ended July 31, 2020 was $808,253. No stock options or warrants were granted during the year ended July 31, 2019.

We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	July 31, 2020	July 31, 2019
Expected volatility	271.37%	-
Expected term (in years)	3.25	-
Risk-free interest rate	0.46%	-
Dividend yield	None	-

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the years ended July 31, 2020 and 2019:

	July 31, 2020		July 31, 2019
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	2,500,000	$3.00	2,500,000	$3.00
Granted	3,850,000	0.25	-	-
Exercised	-	-	-	-
Balance at end of year	6,350,000	$1.34	2,500,000	$3.00
Options and warrants exercisable	2,150,000	$1.85	625,000	$3.00

Summary of Restricted Stock Grants

During the years ended July 31, 2020 and 2019, we recorded compensation expense of $72,674 and $-0-, respectively, related to restricted stock grants. The grant date fair value of restricted stock during the year ended July 31, 2020 was $175,000. There were no restricted stock grants during the year ended July 31, 2019.

The following table summarizes our restricted stock activity for the years ended July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Balance at beginning of year	$-	$-
Granted	500,000	-
Released	(200,000)	-
Forfeited	-	-
Balance at end of year	$300,000	$-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On March 13, 2018, in connection with the appointment of Scott M. Boruff as Chief Executive Officer of the Company, the Company and Mr. Boruff entered into an employment agreement (the “Boruff Employment Agreement”) with an initial term of three (3) years. As compensation for his services, the Company shall pay Mr. Boruff an annual base salary of $300,000. In the event Mr. Boruff’s employment with the Company is terminated without cause, Mr. Boruff shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Boruff is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Boruff shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Boruff is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

On October 8, 2019, in connection with the appointment of Charles B. Lobetti, III as Chief Financial Officer of the Company, the Company and Mr. Lobetti entered into an employment agreement (the “Lobetti Employment Agreement”) ”) with an initial term of three (3) years. Pursuant to a modification of the Lobetti Employment Agreement effective May 1, 2020, the Company shall pay Mr. Lobetti an annual base salary of $104,000 per year as compensation for his services. In the event Mr. Lobetti’s employment with the Company is terminated without cause, Mr. Lobetti shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Lobetti is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Lobetti shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Lobetti is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

On June 15, 2020, in connection with the appointment of Kenneth M. Greenwood as Chief Technology Officer of the Company, the Company and Mr. Greenwood entered into an employment agreement (the “Greenwood Employment Agreement”) with an initial term of three (3) years. As compensation for his services, the Company shall pay Mr.
Greenwood an annual base salary of $257,000. The base salary shall be accrued until the Company obtains funding of $1,000,000 in excess of funding used for inventory purchases, or has $1,000,000 in revenue, whichever occurs first. In the event Mr. Greenwood’s employment with the Company is terminated without cause, Mr. Greenwood shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Greenwood is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Greenwood shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Greenwood is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

NOTE 14 - SUBSEQUENT EVENTS

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Note”). In the event we default under the terms of the Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. Upon receipt, the acquired shares were immediately canceled.

On August 15, 2020, we issued 112,624 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $6,312 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On September 1, 2020, Susan A. Reyes, M.D. and the Company entered into a three-year Employment Agreement in which Dr. Reyes agreed to serve as our Chief Medical Officer. As compensation, we agreed to pay her an annual salary of $52,000 and she is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. As additional compensation we granted her stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.40 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of the Employment Agreement. The options vested 150,000 shares immediately upon execution of the Employment Agreement with the remaining vesting equally in annual installments over three (3) years. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Dr. Reyes is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal.

The Employment Agreement terminates upon the death or disability of Dr. Reyes, and may be terminated by us for cause, or by Dr. Reyes for any reason. If the Employment Agreement is terminated for by us for cause, upon her death or disability, at non-renewal or by Dr. Reyes, she is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Dr. Reyes for good reason, we are obligated to pay her severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Dr. Reyes’ employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay her an amount equal to 2.99 times her annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

On October 13, 2020, we completed two (2) private placements totaling 1,050,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $105,000. We incurred no cost related to the private placements.

