Form 10-Q
period 2020-10-31
Healthcare Integrated Technologies Inc.
filed 2020-12-11
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 11, 2020, there were 38,137,235 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference: None.

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Healthcare Integrated Technologies,” “Company,” or “our Company” refers to Healthcare Integrated Technologies, Inc. and our subsidiary IndeLiving Holdings, Inc. (“Inde” or “IndeLiving”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,948	$78,072
Prepaid expenses	43,508	46,938
Total current assets	58,456	125,010

OTHER ASSETS:
Property and equipment, net	1,897	2,453
Intangibles, net	121,170	33,958
Total assets	$181,523	$161,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$232,198	$229,114
Accounts payable, related party	201,790	271,819
Payroll related liabilities	993,160	861,019
Notes payable	50,000	-
Convertible notes	550,000	600,000
Current portion of long-term debt	27,639	20,651
Total current liabilities	2,054,787	1,982,603

OTHER LIABILITIES:
Long-term debt	14,028	21,016
Total liabilities	2,068,815	2,003,619

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 36,637,235 and 36,474,661 shares issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	36,638	36,475
Additional paid-in capital	9,896,575	9,564,989
Accumulated deficit	(11,820,505)	(11,443,662)
Total stockholders’ deficit	(1,887,292)	(1,842,198)
Total liabilities and stockholders’ deficit	$181,523	$161,421

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2020	2019

OPERATING EXPENSES:
Selling, general and administrative	318,346	176,264
Total operating expense	318,346	176,264

OPERATING LOSS	(318,346)	(176,264)

OTHER EXPENSE:
Interest expense	(8,497)	(10,645)
Total other expense	(8,497)	(10,645)

NET LOSS	$(326,843)	$(186,909)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	36,313,741	32,487,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three-Month Period Ended October 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$(11,443,662)	$(1,842,198)

Net loss				(326,843)	(326,843)
Issuance of common stock	1,050,000	1,050	103,950		105,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000	(50,000)	(50,000)
Issuance of shares of common stock upon conversion of debt and related accrued interest	112,624	113	56,199		56,312
Stock-based compensation			170,437		170,437

Balances at October 31, 2020	36,637,235	$36,638	$9,896,575	$(11,820,505)	$(1,887,292)

	Three-Month Period Ended October 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2019	32,487,500	$32,488	$8,582,166	$(10,385,575)	$(1,770,921)

Net loss				(186,909)	(186,909)
Stock-based compensation			75,194		75,194

Balances at October 31, 2019	32,487,500	$32,488	$8,657,360	$(10,572,484)	$(1,882,636)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(326,843)	$(186,909)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,739	1,829
Stock-based compensation	150,779	75,194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,430	-
Accounts payable and accrued expenses	9,396	9,867
Accounts payable, related party	-	5,050
Payroll related liabilities	66,434	85,322
NET CASH USED BY OPERATING ACTIVITIES	(95,065)	(9,646)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(3,030)	-
NET CASH USED BY INVESTING ACTIVITIES	(3,030)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	105,000	-
Proceeds from related party advances	-	9,307
Payments of amounts owed to related parties	(70,029)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,971	9,307

Net change in cash and cash equivalents	(63,124)	(339)

Cash and cash equivalents, beginning of period	78,072	725

Cash and cash equivalents, end of period	$14,948	$386

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$8,262

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities	$65,707	$-
Capital expenditures from non-cash compensation	$19,658	$-
Issuance of common stock for payment of accrued interest included in accounts payable and accrued expenses	$6,312	$-
Issuance of common stock for conversion of convertible debt	$50,000	$-
Issuance of debt for purchase and cancellation of shares	$50,000	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 filed with the SEC on October 16, 2020.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. On the interim consolidated statements of operations for the three months ended October 31, 2019, we reclassified $1,095 in loss from discontinued operations to selling, general and administrative expense and interest expense.

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

Use of Estimates

The preparation of interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate our estimates and assumptions on a regular basis and actual results may differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of demand deposits with a financial institution. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institution to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

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

Revenue Recognition

Revenue is recognized under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $1,975 and $5,300 for the three months ended October 31, 2020 and 2019, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. See Note 11.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company adopted this guidance and the adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of determining the effect that the adoption will have on its financial position and results of operations.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the interim consolidated financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $326,843 for its most recent period ended October 31, 2020. As of October 31, 2020, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
Equipment	$8,923	$8,923
Less: accumulated depreciation	(7,026)	(6,470)
Total property and equipment, net	$1,897	$2,453

Depreciation expense for the three months ended October 31, 2020 and 2019 was $556 and $4,769, respectively.

NOTE 4 – INTANGIBLES

Intangibles, net consisted of the following at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
Intangible assets under development	63,629	33,958
Capitalized costs of patents	49,939	-
Capitalized costs of website	8,785	-
Less: accumulated amortization	(1,183)	-
Total intangibles, net	$121,170	$33,958

Amortization expense for the three months ended October 31, 2020 was $1,183. We incurred no amortization expense for the fiscal year ended July 31, 2020.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
Accounts payable	$156,110	$155,211
Accrued interest expense	76,088	73,903
Accounts payable and accrued expenses	232,198	229,114
Accounts payable, related party	201,790	271,819
Total accounts payable and accrued expenses	$433,988	$500,933

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
Accrued officers’ payroll	$986,692	$858,154
Payroll taxes payable	6,468	2,865
Total payroll related liabilities	$993,160	$861,019

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020
5% Convertible promissory notes	$550,000	$600,000
Paycheck Protection Program loan	41,667	41,667
Note payable to Acorn Management Partners, LLC	50,000	-
Total debt obligations	641,667	641,667
Less current portion	(627,639)	(620,651)
Long-term debt	$14,028	$21,016

5% Convertible Promissory Notes

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At October 31, 2020 and July 31, 2020, accrued but unpaid interest on the 5% Notes was $75,419 and $73,903, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets.

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

5% Notes with a face amount of $50,000 and accrued interest expense of $6,312 were converted, at the option of the holder, into 112,624 shares of our common stock during the three months ended October 31, 2020. On October 31, 2020, 5% Notes with a face amount of $225,000 and related accrued interest expense of $30,853, which matured on various dates during March 2019, are currently in default and are not convertible under the conversion terms. 5% Notes with a face amount of $325,000 and related accrued interest expense of $44,566 mature on March 31, 2021 and are convertible under the conversion terms. Management continues to negotiate amendments to the remaining notes in default to extend the maturity dates of such notes and to encourage note conversions.

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly instalments over the remaining 18-months of the loan term. On April 30, 2020, we closed a $41,667 SBA guaranteed PPP loan with Mountain Commerce Bank. We used the loan proceeds as permitted and will apply for forgiveness for the entire loan amount. As of October 31, 2020, the SBA had issued its final rules for forgiveness of the loan balance and we will soon be submitting our application for forgiveness.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Note”). In the event we default under the terms of the Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At October 31, 2020, accrued but unpaid interest on the Note was $669, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

NOTE 8 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of October 31, 2020 and July 31, 2020 are as follows:

	October 31, 2020	July 31, 2020
Federal income tax benefit computed at the statutory rate	$(68,637)	$(222,198)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	-	(1,088)
Stock-based compensation	35,792	89,933
Valuation allowance	32,743	133,113
Other	102	240
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of October 31, 2020 and July 31, 2020 are as follows:

	October 31, 2020	July 31, 2020
Deferred tax assets:
Net operating loss carryovers	$570,507	$537,764
Valuation allowance	(570,507)	(537,764)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At October 31, 2020, we have approximately $2.62 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2020, 2019 and 2018 remain open to examination by the taxing jurisdictions to which we are subject.

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

No material interest or penalties on unpaid tax were recorded during the three months ended October 31, 2020 and 2019. As of October 31, 2020 and July 31, 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 9 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of October 31, 2020 and July 31, 2020, related parties have advanced the Company $201,790 and $271,819, respectively. The advances are payable on demand and carry no interest.

The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 10 - COMMON STOCK

At October 31, 2020 and July 31, 2020, we had 36,637,235 and 36,474,611 shares of common stock outstanding, respectively. We issued 1,162,624 shares of common stock during the three months ended October 31, 2020, of which 1,050,000 shares were issued for cash and 112,624 shares were issued upon conversion of debt and related accrued interest. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock. During the year ended July 31, 2020 we issued 3,987,111 shares of common stock, of which 2,950,000 shares were issued for cash, 500,000 shares were issued for services, 337,111 shares were issued upon conversion of debt and related accrued interest, and 200,000 shares were issued for the vesting of an employee stock grant.

On August 11, 2020, we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. See Note 7.

On August 15, 2020, we issued 112,624 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $6,312 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On October 13, 2020, we completed two (2) private placement transactions totaling 1,050,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $105,000. We incurred no cost related to the private placements.

NOTE 11 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the three months ended October 31, 2020, we recorded $134,737 of compensation expense, net of capitalized expense of $19,658, related to stock options and warrants. During the three months ended October 31, 2019, we recorded $75,194 of compensation expense related to stock options and warrants. The grant date fair value of stock options and warrants issued during the three months ended October 31, 2020 and 2019 was $241,433 and $72,071, respectively. We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	October 31, 2020	October 31, 2019
Expected volatility	271.61%	255.85%
Expected term (in years)	3.25	3.25
Risk-free interest rate	0.20%	1.38%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the three months ended October 31, 2020 and fiscal year ended July 31, 2020:

	October 31, 2020		July 31, 2020
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	6,350,000	$1.34	2,500,000	$3.00
Granted	1,000,000	0.40	3,850,000	0.25
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	6,350,000	$1.34
Options and warrants exercisable	2,450,000	$1.60	2,150,000	$1.85

Summary of Restricted Stock Grants

During the three months ended October 31, 2020 and 2019, we recorded compensation expense of $16,042 and $-0-, respectively, related to restricted stock grants. There were no restricted stock grants during the three months ended October 31, 2020 and 2019.

The following table summarizes our restricted stock activity for the three months ended October 31, 2020 and fiscal year ended July 31, 2020:

	October 31, 2020	July 31, 2019
Balance at beginning of year	300,000	-
Granted	-	500,000
Released	-	(200,000)
Forfeited	-	-
Balance at end of period	300,000	300,000

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On September 1, 2020, in connection with the appointment of Susan A. Reyes, M.D. as Chief Medical Officer of the Company, the Company and Dr. Reyes entered into an employment agreement (the “Reyes Employment Agreement”) with an initial term of three (3) years. As compensation for her services, the Company shall pay Dr. Reyes an annual base salary of $52,000. The base salary shall be accrued until the Company obtains funding of at least $1,000,000, or has reported $10,000,000 in revenue, whichever occurs first. In the event Dr. Reyes’ employment with the Company is terminated without cause, Dr. Reyes shall be entitled to a severance payment equal to her base salary for one (1) full year. If Dr. Reyes is terminated without cause within two (2) years of a change in control upon request of the acquiror, Dr. Reyes shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary she is then earning. In addition, Dr. Reyes is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

NOTE 13 - SUBSEQUENT EVENTS

On December 2, 2020, we completed a private placement of 1,500,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private placement.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three months ended October 31, 2020 and 2019. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the year ended July 31, 2020 filed with the SEC on October 16, 2020.

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

Financial and Operating Results

Highlights for three months ended October 31, 2020 include:

●	On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled.

●	On August 15, 2020, we issued 112,624 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $6,312 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On September 1, 2020, Susan A. Reyes, M.D. was appointed Chief Medical Officer and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis) and 1,000,000 options to purchase the Company’s common stock at an exercise price of $0.40 per share, with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On October 13, 2020, we completed two (2) private placement transactions totaling 1,050,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $105,000. We incurred no cost related to the private placements.

Results of Operations

Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and test our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended October 31, 2020 and 2019:

	For the Three Months Ended October 31,
	2020	2019	$ Variance	%Variance

Officer’s salaries	$121,608	$86,187	$35,421	41%
Stock-based compensation	150,779	75,194	75,585	101%
Advertising and marketing	1,975	5,300	(3,325)	(63)%
Professional fees	40,505	7,365	33,140	450%
Other	3,479	2,218	1,261	(6)%
Total	$318,346	$176,264	$142,082	81%

Officer’s Salaries – Officer’s salaries, net of capitalized amounts, increased $35,421 over 2019, or 41%. The increase is attributable to the uncapitalized portion of our new CTO’s salary for the entire period, two months of salary for our new CMO, and our CFO’s salary for the full period at an increased rate. In 2019, Officer’s salaries only included the salaries for our CEO and our CFO’s salary, at the starting rate, for less than one month.

Stock-Based Compensation – Stock-based compensation expense increased $75,585, or 101%, over the same period in the prior year. The increase results from amortization of the grant date fair value of additional employee stock options granted to our CTO and CMO, as well as a restricted stock grant to our CFO.

Advertising and Marketing – Advertising and marketing costs decreased $3,325 over 2019. We incurred minimal advertising and marketing costs in both periods.

Professional Fees – Professional fees increased $33,140 from over 2019. The increase was primarily related to the increased accounting, legal and filing fees associated with the filing of our July 31, 2020 Form 10-K. Our Comprehensive Form 10-K, filed in March 2020, included the July 31, 2019 Form 10-K and the expense of filing this report was incurred after the three months ended October 31, 2019.

Interest Expense

Interest expense decreased $2,148 over the same period in the prior year. The decrease is primarily due to a $200,000 reduction in outstanding 5% convertible notes for most of 2020. The decrease was partially offset by increases in interest expense related to the compounding effect of the accrued interest on the outstanding 5% convertible notes and the issuance of a new note payable in August 2020.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended October 31, 2020 and fiscal year ended July 31, 2020:

	October 30, 2020	July 31, 2020
Current assets	$58,456	$125,010
Current liabilities	(2,052,611)	(1,982,603)
Working capital deficiency	$(1,994,155)	$(1,857,593)

Current assets for the period ended October 31, 2020 decreased as compared to the year ended July 31, 2020 due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the period ended October 31, 2020 increased as compared to the year ended July 31, 2020 primarily due to the continued accrual of unpaid officer’s compensation partially offset by the payment of certain amounts owed to related parties.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and stock-based compensation, which affect earnings but do not affect cash flow. Net cash used by operating activities was $95,065 for the three months ended October 31, 2020 as compared to $9,646 for the three months ended October 31, 2019. The $85,419 increase in cash used during 2020 is attributable to the partial payment of accrued officer’s compensation and the payment of certain amounts owed to related parties in 2020 as compared to 2019.

Net Cash Used by Investing Activities

Net cash used by investing activities was $3,030 for the three months ended October 31, 2020. The amount is comprised solely of cash paid for the expense of filing our patent applications. We had no cash flows from investing activities during the same period of 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $34,971 for the three months ended October 31, 2020, which represented a $25,664 increase over the same period of 2019. During 2020, we raised $105,000 from the sale of common stock in two (2) private transactions. The amount was partially offset by $70,029 in payments made for amounts owed to related parties. In fiscal year 2019, we raised $9,307 in cash exclusively from short-term loans from related parties.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financing and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of October 31, 2020.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our July 31, 2020 Annual Report.

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

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 13, 2020, we issued 550,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $55,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 13, 2020, we issued 500,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $50,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and matured one-year from the date of issuance. As of October 31, 2020, 5% Notes with a face amounts totaling $200,000 have been converted into commons stock of the Company, 5% Notes with face amounts totaling $325,000 have been previously amended to extend their maturity date to March 31, 2021, and 5% Notes with face amounts totaling $225,000 matured on various dates during March 2019 and are currently in default for non-payment of principal and interest. As of December 11, 2020, principal and accrued interest of approximately $32,000 are due on the notes in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1**	Employment Agreement between the Company and Susan A. Reyes, M.D., dated September 1, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated September 4, 2020 and incorporated herein by reference)

31.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

** Executive Compensation Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: December 11, 2020
	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: December 11, 2020
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

