Form 10-Q
period 2021-01-31
Healthcare Integrated Technologies Inc.
filed 2021-03-12
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of March 12, 2020, there were 39,759,585 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,448	$78,072
Prepaid expenses	41,583	46,938
Total current assets	44,031	125,010

OTHER ASSETS:
Property and equipment, net	1,342	2,453
Intangibles, net	210,888	33,958
Total assets	$256,261	$161,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$237,813	$229,114
Accounts payable, related party	201,790	271,819
Payroll related liabilities	1,037,918	861,019
Notes payable	50,000	-
Convertible notes	550,000	600,000
Current portion of long-term debt	-	20,651
Total current liabilities	2,077,521	1,982,603

OTHER LIABILITIES:
Long-term debt	-	21,016
Total liabilities	2,077,521	2,003,619

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 38,137,235 and 36,474,611 shares issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	38,138	36,475
Additional paid-in capital	10,222,218	9,564,989
Accumulated deficit	(12,081,616)	(11,443,662)
Total stockholders’ deficit	(1,821,260)	(1,842,198)
Total liabilities and stockholders’ deficit	$256,261	$161,421

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

OPERATING EXPENSES:
Selling, general and administrative	$294,543	$220,522	$612,889	$396,785
Total operating expenses	294,543	220,522	612,889	396,785

OPERATING LOSS	(294,543)	(220,522)	(612,889)	(396,785)

OTHER INCOME (EXPENSE):
Interest expense	(8,499)	(10,074)	(16,996)	(20,720)
Debt forgiveness	41,931	-	41,931	-
Total other income (expense)	33,432	(10,074)	24,935	(20,720)

NET LOSS	$(261,111)	$(230,596)	$(587,954)	$(417,505)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,229,340	32,487,500	36,437,206	32,487,500

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$(11,443,662)	$(1,842,198)

Net loss				(326,843)	(326,843)
Issuance of shares for cash	1,050,000	1,050	103,950		105,000
Purchased and cancellation of shares	(1,000,000)	(1,000)	1,000	(50,000)	(50,000)
Issuance of shares upon conversion of debt and related accrued interest	112,624	113	56,199		56,312
Stock-based compensation			170,437		170,437
Activity for the three months ended October 31, 2020	162,624	163	331,586	(376,843)	(45,094)

Net loss				(261,111)	(261,111)
Issuance of common stock	1,500,000	1,500	148,500		150,000
Stock-based compensation			177,143		177,143
Activity for the three months ended January 31, 2021	1,500,000	1,500	325,643	(261,111)	66,032

Balances at January 31, 2021	38,137,235	$38,138	$10,222,218	$(12,081,616)	$(1,821,260)

	Six Months Ended January 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2019	32,487,500	$32,488	$8,582,166	$(10,385,575)	$(1,770,921)

Net loss				(186,909)	(186,909)
Stock-based compensation			75,194		75,194
Activity for the three months ended October 31, 2019	-	-	75,194	(186,909)	(111,715)

Net loss				(230,596)	(230,596)
Stock-based compensation			79,634		79,634
Activity for the three months ended January 31, 2020	-	-	79,634	(230,596)	(150,962)

Balances at January 31, 2020	32,487,500	$32,488	$8,736,994	$(10,803,080)	$(2,033,598)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(587,954)	$(417,505)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	4,016	3,659
Stock-based compensation	308,264	154,828
Debt forgiveness	(41,931)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,355	-
Accounts payable and accrued expenses	15,275	40,458
Accounts payable, related party	-	5,050
Payroll related liabilities	43,449	185,206
NET CASH USED BY OPERATING ACTIVITIES	(253,526)	(28,304)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(7,069)	-
NET CASH USED BY INVESTING ACTIVITIES	(7,069)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of long-term debt	-	(1,024)
Proceeds from sale of common stock	255,000	-
Proceeds from related party advances	-	28,712
Payments of amounts owed to related parties	(70,029)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	184,971	27,688

Net change in cash and cash equivalents	(75,624)	(617)

Cash and cash equivalents, beginning of period	78,072	725

Cash and cash equivalents, end of period	$2,448	$108

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$1,032

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital charges included in payroll related liabilities	$133,450	$-
Capital charges from non-cash compensation	$39,316	$-
Issuance of common stock for payment of accrued interest included in accounts payable and accrued expenses	$6,312	$-
Issuance of common stock for conversion of convertible debt	$50,000	$-
Issuance of debt for purchase and cancellation of shares	$50,000	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthcare Integrated Technologies, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) is a healthcare technology company based in Knoxville, Tennessee. We are creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

Our initial product, SafeSpace, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes hardware devices utilizing RGB, radar and other sensor technology coupled with our internally developed software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 filed with the SEC on October 16, 2020.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. On the interim consolidated statements of operations for the six months ended January 31, 2020, we reclassified $1,498 in loss from discontinued operations to selling, general and administrative expense and interest expense and for the three months ended January 31, 2020, we reclassified $403 in loss from discontinued operations to selling, general and administrative expense and interest expense. The reclassifications had no impact on previously reported net income.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. No loss has been experienced and management does not believe we are exposed to any significant credit risk.

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

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $1,975 and $5,300 for the six months ended January 31, 2021 and 2020, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (1) taxes payable or refundable for the current year and (2) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the interim consolidated financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $587,954 for its most recent six month period ended January 31, 2021. As of January 31, 2021, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020
Equipment	$8,923	$8,923
Less: accumulated depreciation	(7,581)	(6,470)
Total property and equipment, net	$1,342	$2,453

Depreciation expense for the six months ended January 31, 2021 and 2020 was $1,111 and $4,769, respectively.

NOTE 4 – INTANGIBLES

Intangibles, net consisted of the following at January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020
Intangible assets under development	155,069	33,958
Capitalized costs of patents	49,939	-
Capitalized costs of website	8,785	-
Less: accumulated amortization	(2,905)	-
Total intangibles, net	$210,888	$33,958

Amortization expense for the six months ended January 31, 2021 was $2,905. We incurred no amortization expense for the fiscal year ended July 31, 2020.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2021 and July 31, 2020:

	January 31, 2020	July 31, 2020
Accounts payable	$153,490	$155,211
Accrued interest expense	84,323	73,903
Accounts payable and accrued expenses	237,813	229,114
Accounts payable, related party	201,790	271,819
Total accounts payable and accrued expenses	$439,603	$500,933

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020
Accrued officers’ payroll	$1,025,042	$858,154
Payroll taxes payable	12,876	2,865
Total payroll related liabilities	$1,037,918	$861,019

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020
5% Convertible promissory notes	$550,000	$600,000
Paycheck Protection Program loan	-	41,667
Note payable to Acorn Management Partners, LLC	50,000	-
Total debt obligations	600,000	641,667
Less current portion	(600,000)	(620,651)
Long-term debt	$-	$21,016

5% Convertible Promissory Notes

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At January 31, 2021 and July 31, 2020, accrued but unpaid interest on the 5% Notes was $82,904 and $73,903, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets.

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

5% Notes with a face amount of $50,000 and accrued interest expense of $6,312 were converted, at the option of the holder, into 112,624 shares of our common stock during the six months ended January 31, 2021. On January 31, 2021, 5% Notes with a face amount of $225,000 and related accrued interest expense of $33,915, which matured on various dates during March 2019, are currently in default and are not convertible under the conversion terms. 5% Notes with a face amount of $325,000 and related accrued interest expense of $48,989 mature on March 31, 2021 and are convertible under the conversion terms. Management continues to negotiate amendments to the remaining notes in default to extend the maturity dates of such notes and to encourage note conversions.

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly instalments over the remaining 18-months of the loan term. On April 30, 2020, we closed a $41,667 SBA guaranteed PPP loan with Mountain Commerce Bank. We used the loan proceeds as permitted and applied for forgiveness of the entire loan amount and related accrued interest. On December 14, 2020, the outstanding principal balance of the note and related accrued interest of $264 were forgiven by the SBA, which is recorded as “Debt forgiveness” of $41,931 on the interim consolidated statements of operations.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Note”). In the event we default under the terms of the Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At January 31, 2021, accrued but unpaid interest on the Note was $1,419, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

NOTE 8 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of January 31, 2021 and July 31, 2020 are as follows:

	January 31, 2021	July 31, 2020
Federal income tax benefit computed at the statutory rate	$(123,470)	$(222,198)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	-	(1,088)
Stock-based compensation	72,992	89,933
Valuation allowance	50,332	133,113
Other	146	240
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of January 31, 2021 and July 31, 2020 are as follows:

	January 31, 2021	July 31, 2020
Deferred tax assets:
Net operating loss carryovers	$588,096	$537,764
Valuation allowance	(588,096)	(537,764)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At January 31, 2021, we have approximately $2.46 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest expense” in the interim consolidated statements of operations. Penalties would be recognized as a component of “General and administrative.”

No material interest or penalties on unpaid tax were recorded during the six months ended January 31, 2021 and 2020. As of January 31, 2021 and July 31, 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 9 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of January 31, 2021 and July 31, 2020, related parties have advanced the Company $201,790 and $271,819, respectively. The advances are payable on demand and carry no interest.

The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 10 - COMMON STOCK

At January 31, 2021 and July 31, 2020, we had 38,137,235 and 36,474,611 shares of common stock outstanding, respectively. We issued 2,662,624 shares of common stock during the six months ended January 31, 2021, of which 2,550,000 shares were issued for cash and 112,624 shares were issued upon conversion of debt and related accrued interest. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock. During the fiscal year ended July 31, 2020 we issued 3,987,111 shares of common stock, of which 2,950,000 shares were issued for cash, 500,000 shares were issued for services, 337,111 shares were issued upon conversion of debt and related accrued interest, and 200,000 shares were issued for the vesting of an employee stock grant.

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

On December 2, 2020, we completed a private placement transaction totaling 1,500,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private placement.

NOTE 11 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the six months ended January 31, 2021, we recorded $308,264 of compensation expense, net of capitalized expense of $39,316, related to stock options and warrants. During the six months ended January 31, 2020, we recorded $154,828 of compensation expense related to stock options and warrants. The grant date fair value of stock options and warrants issued during the six months ended January 31, 2021 and 2020 was $241,433 and $72,071, respectively. We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	January 31, 2021	January 31, 2020
Expected volatility	271.61%	255.85%
Expected term (in years)	3.25	3.25
Risk-free interest rate	0.20%	1.38%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the three months ended January 31, 2021 and the fiscal year ended July 31, 2020:

	January 31, 2021		July 31, 2020
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	6,350,000	$1.34	2,500,000	$3.00
Granted	1,000,000	0.40	3,850,000	0.25
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	6,350,000	$1.34
Options and warrants exercisable	2,450,000	$1.60	2,150,000	$1.85

Summary of Restricted Stock Grants

During the six months ended January 31, 2021 and 2020, we recorded compensation expense of $32,083 and $-0-, respectively, related to restricted stock grants. There were no restricted stock grants during the six months ended January 31, 2021 and 2020.

The following table summarizes our restricted stock activity for the six months ended January 31, 2021 and fiscal year ended July 31, 2020:

	January 31, 2021	July 31, 2020
Balance at beginning of period	300,000	-
Granted	-	500,000
Released	-	(200,000)
Forfeited	-	-
Balance at end of period	300,000	300,000

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

NOTE 13 - SUBSEQUENT EVENTS

On February 2, 2021, we completed the sale of a $360,000, 10% Promissory Note maturing on August 2, 2021 (the “Note”) for a purchase price of $320,400. The Note is subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature. If we default under the terms of the Note, the Note and related accrued interest is convertible into shares of our common stock under a predefined conversion price formula. In connection with the Note sale, we also executed a Securities Purchase Agreement (the “SPA”) with the purchaser requiring us to pay a commitment fee in the amount of $200,000 (the “Commitment Fee”) to be paid in the form of 1,333,334 shares of our common stock (the “Commitment Fee Shares”). On February 3, 2021 we issued such shares. During the six-month period following the maturity date of the Note, , the purchaser may be entitled to additional shares of our common stock to the extent the purchaser’s sale of the Commitment Fee Shares results in net proceeds of an amount less than the Commitment Fee. If we repay the Note on or before the maturity date, we may redeem 666,667 of the Commitment Fee Shares at a redemption price of $1.00. Our obligations under the terms of both the Note and the SPA are secured by a lien on the Company’s assets pursuant to a Security Agreement.

On February 18, 2021, we issued 57,766 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,883 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On February 23, 2021, we issued 231,250 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $15,625 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three and six months ended January 31, 2021 and 2020. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the year ended July 31, 2020 filed with the SEC on October 16, 2020.

Executive Overview

We are a healthcare technology company based in Knoxville, Tennessee. Our business is creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

Our initial product, SafeSpace, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes hardware devices utilizing RGB, radar and other sensor technology coupled with our internally developed software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

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

Financial and Operating Results

Highlights for the six months ended January 31, 2021 include:

●	On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled.

●	On August 15, 2020, we issued 112,624 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $6,312 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On September 1, 2020, Susan A. Reyes, M.D. was appointed Chief Medical Officer and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis) and 1,000,000 options to purchase the Company’s common stock at an exercise price of $0.40 per share, with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On October 13, 2020, we completed two (2) private placement transactions totaling 1,050,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $105,000. We incurred no cost related to the private placements.

●	On December 2, 2020, we completed a private placement transaction of 1,500,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private placement.

●	On December 14, 2020, the U.S. Small Business Administration (the “SBA”) forgave the entire principal balance of $41,667 and related accrued interest charges of $264 then due under our Paycheck Protection Program loan we closed with Mountain Commerce Bank on April 30, 2020.

Results of Operations

Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and test our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended January 31, 2021 and 2020:

	For the Three Months Ended January 31,
	2021	2020	$ Variance	%Variance

Officer’s salaries	$125,298	$99,884	$25,414	25%
Stock-based compensation	157,485	79,634	77,851	98%
Advertising and marketing	-	-	-	-
Professional fees	8,581	38,971	(30,390)	(78)%
Other	3,179	2,033	1,146	56%
Total	$294,543	$220,522	$74,021	34%

Officer’s Salaries – Officer’s salaries, net of capitalized amounts, increased $25,414 over 2020, or 25%. The increase is attributable to the uncapitalized portion of our new CTO’s salary for the entire period, three months of salary for our new CMO, and our CFO’s salary at an increased rate for the full period. In 2020, Officer’s salaries only included the salaries for our CEO and CFO.

Stock-Based Compensation – Stock-based compensation expense increased $77,851, or 98%, over the same period in the prior year. The increase results from amortization of the grant date fair value of additional employee stock options granted to our CTO and CMO, as well as a restricted stock grant to our CFO.

Professional Fees – Professional fees decreased $30,390, or 78%, from 2020. The decrease was primarily related to the increased accounting, legal and filing fees in 2020 associated with the filing of our July 31, 2019 Comprehensive Form 10-K that was filed in March 2020.

Interest Expense

Interest expense decreased $1,575 over the same period in the prior year. The decrease is primarily due to a $200,000 reduction in outstanding 5% convertible notes for 2021. The decrease was partially offset by increases in interest expense related to the compounding effect of the accrued interest on the outstanding 5% convertible notes and the issuance of a new note payable in August 2020.

Six Months Ended January 31, 2021 Compared to the Six Months Ended January 31, 2020

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and test our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the six months ended January 31, 2021 and 2020:

	For the Six Months Ended January 31,
	2021	2020	$ Variance	%Variance

Officer’s salaries	$246,906	$186,071	$60,835	33%
Stock-based compensation	308,264	154,828	153,436	99%
Advertising and marketing	1,975	5,300	(3,325)	(63)%
Professional fees	49,086	46,336	2,750	6%
Other	6,658	4,250	2,408	57%
Total	$612,889	$396,785	$216,104	54%

Officer’s Salaries – Officer’s salaries, net of capitalized amounts, increased $60,835 over 2020, or 33%. The increase is attributable to the uncapitalized portion of our new CTO’s salary for the entire period, five months of salary for our new CMO, and our CFO’s salary at an increased rate for the entire period. In 2020, Officer’s salaries only included the salary of our CEO, and our CFO’s salary for approximately four months.

Stock-Based Compensation – Stock-based compensation expense increased $153,436 or 99%, over the same period in the prior year. The increase results from amortization of the grant date fair value of additional employee stock options granted to our CTO and CMO, as well as a restricted stock grant to our CFO.

Advertising and Marketing – Advertising and marketing costs decreased $3,325 over 2020. We incurred minimal advertising and marketing costs in both periods.

Professional Fees – Professional fees increased $2,750, or 6%, from 2020. The slight increase was primarily related to increased accounting, legal and filing fees associated with the filing of our July 31, 2020 Form 10-K and October 31, 2020 Form 10-Q over the expense of filing our July 31, 2019 Comprehensive Form 10-K that was filed in March 2020.

Interest Expense

Interest expense decreased $3,724 over the same period in the prior year. The decrease is primarily due to a $200,000 reduction in outstanding 5% convertible notes for all of 2021. The decrease was partially offset by increases in interest expense related to the compounding effect of the accrued interest on the outstanding 5% convertible notes and the issuance of a new note payable in August 2020.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended January 31, 2021 and fiscal year ended July 31, 2020:

	January 31, 2021	July 31, 2020
Current assets	$44,031	$125,010
Current liabilities	(2,077,521)	(1,982,603)
Working capital deficiency	$(2,033,490)	$(1,857,593)

Current assets for the period ended January 31, 2021 decreased as compared to the year ended July 31, 2020 due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the period ended January 31, 2021 increased as compared to the year ended July 31, 2020 primarily due to an increase in accounts payable and the accrual of net unpaid officer’s compensation, which were partially offset by the payments of certain amounts owed to related parties and the forgiveness of our SBA PPP loan.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and stock-based compensation, which affect earnings but do not affect cash flow. Net cash used by operating activities was $253,526 for the six months ended January 31, 2021 as compared to $28,305 for the six months ended January 31, 2020. The $225,221 increase in cash used during 2021 is primarily attributable to increases in the payment of accrued officer’s compensation and amounts owed to related parties in 2021 as compared to 2020.

Net Cash Used by Investing Activities

Net cash used by investing activities was $7,069 for the six months ended January 31, 2021. The amount is comprised of cash paid for the expense of filing patent applications and the development of software for our internal use. We had no cash flows from investing activities during the same period of 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $184,971 for the six months ended January 31, 2021, which represents a $157,283 increase over the same period of 2020. During 2021, we raised $255,000 from the sale of common stock in three private transactions. The cash provided by common stock sales was partially offset by $70,029 in payments for amounts owed to related parties.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We have no material commitments for capital expenditures as of January 31, 2021.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2021.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2021.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. On January 2, 2020, a sworn account lawsuit was filed against our IndeLiving Holdings, Inc. (“IndeLiving”) subsidiary and our CEO Scott M. Boruff by our previous Certified Public Accounting Firm, RBSM LLP demanding payment of $28,007 for services rendered. We have filed our Answer and IndeLiving filed a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM LLP by IndeLiving for services that we allege were not provided. Given the state of the proceedings in this case, we currently cannot assess the probability of losses, but we can reasonably estimate that the range of losses in this case will be immaterial since the full amount of the lawsuit has previously been recorded in the consolidated financial statements.

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

On December 2, 2020, we issued 1,500,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of March 12, 2021, 5% Notes with a face amounts totaling $325,000 have been converted into common stock of the Company and 5% Notes with face amounts totaling $225,000 have been amended to extend their maturity date to March 31, 2021. 5% Notes with face amounts totaling $200,000 matured on various dates during March 2019 and are currently in default for non-payment of principal and related accrued interest of $31,272 as of the filing date of this interim report.

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

Date: March 12, 2021
	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: March 12, 2021
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

