Form 10-Q
period 2021-04-30
Healthcare Integrated Technologies Inc.
filed 2021-06-11
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

303 S. Concord Street, Suite 311

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 11, 2021, there were 40,018,007 shares of common stock of the Registrant outstanding.

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

From time to time, forward-looking statements also are included in our other periodic reports on Form 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether resulting from new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A - Risk Factors” below.

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50,347	$78,072
Prepaid expenses	39,553	46,938
Total current assets	89,900	125,010

OTHER ASSETS:
Property and equipment, net	787	2,453
Intangibles, net	336,026	33,958
Total assets	$426,713	$161,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$229,621	$229,114
Accounts payable, related party	204,790	271,819
Payroll related liabilities	1,045,292	861,019
Convertible notes	425,000	600,000
Notes payable, net	230,000	-
Derivative liability	153,191	-
Current portion of long-term debt	-	20,651
Total current liabilities	2,287,894	1,982,603

OTHER LIABILITIES:
Long-term debt	-	21,016
Total liabilities	2,287,894	2,003,619

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 39,759,585 and 36,474,611 shares issued and outstanding as of April 30, 2021 and July 31, 2020, respectively	39,760	36,475
Additional paid-in capital	10,742,247	9,564,989
Common stock subscribed	200,000	-
Stock subscription receivable	(150,000)	-
Accumulated deficit	(12,693,188)	(11,443,662)
Total stockholders’ deficit	(1,861,181)	(1,842,198)
Total liabilities and stockholders’ deficit	$426,713	$161,421

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

OPERATING EXPENSES:
Selling, general and administrative	$362,890	$283,282	$975,779	$680,168
Total operating expenses	362,890	283,282	975,779	680,168

OPERATING LOSS	(362,890)	(283,282)	(975,779)	(680,168)

OTHER INCOME (EXPENSE):
Interest expense	(196,191)	(10,429)	(213,187)	(31,148)
Derivative expense	(97,201)	-	(97,201)	-
Change in fair value of derivative liability	44,710	-	44,710	-
Debt forgiveness	-	-	41,931	-
Total other income (expense)	(248,682)	(10,429)	(223,747)	(31,148)

NET LOSS	$(611,572)	$(293,811)	$(1,199,526)	$(711,316)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	38,664,510	33,235,913	36,947,342	32,920,069

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2021
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$-	$(11,443,662)	$(1,842,198)

Net loss					(587,954)	(587,954)
Issuance of shares for cash	2,550,000	2,550	252,450			255,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000		(50,000)	(50,000)
Issuance of shares for the conversion of debt and related accrued interest	112,624	113	56,199			56,312
Stock-based compensation			347,580			347,580
Activity for the six months ended January 31, 2021	1,662,624	1,663	657,229	-	(637,954)	20,938

Net loss					(611,572)	(611,572)
Issuance of shares with debt recorded as debt discount	1,333,334	1,333	198,667			200,000
Issuance of shares for the conversion of debt and related accrued interest	289,016	289	144,219			144,508
Subscriptions of common stock				200,000		200,000
Stock subscription receivable				(150,000)		(150,000)
Stock-based compensation			177,143			177,143
Activity for the three months ended April 30, 2021	1,622,350	1,622	520,029	50,000	(611,572)	(39,921)

Balances at April 30, 2021	39,759,585	$39,760	$10,742,247	$50,000	$(12,693,188)	$(1,861,181)

	Nine Months Ended April 30, 2020
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2019	32,487,500	$32,488	$8,582,166	$-	$(10,385,575)	$(1,770,921)

Net loss					(417,505)	(417,505)
Stock-based compensation			154,828			154,828
Activity for the six months ended January 31, 2020	-	-	154,828	-	(417,505)	(262,677)

Net loss				-	(293,811)	(293,811)
Issuance of shares for cash	1,450,000	1,450	163,550			165,000
Stock-based compensation			80,616			80,616
Activity for the three months ended April 30, 2020	1,450,000	1,450	244,166	-	(293,811)	(48,195)

Balances at April 30, 2020	33,937,500	$33,938	$8,981,160	$-	$(11,096,891)	$(2,081,793)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,199,526)	$(711,316)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	6,293	4,214
Stock-based compensation	465,749	235,444
Amortization of debt discount	180,000	-
Derivative expense	97,201	-
Change in fair value of derivative liability	(44,710)	-
Debt forgiveness	(41,931)	-
Shares issued for services	-	45,000
Transfer of property and equipment and related liability for services	-	6,022
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,385	-
Accounts payable and accrued expenses	22,145	25,793
Payroll related liabilities	(18,342)	282,663
NET CASH USED BY OPERATING ACTIVITIES	(525,736)	(112,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(40,660)	-
NET CASH USED BY INVESTING ACTIVITIES	(40,660)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	255,000	120,000
Proceeds from common stock subscriptions	50,000	-
Proceeds from debt issuance	300,700	41,667
Principal payments of long-term debt	-	(686)
Proceeds from related party advances	3,000	38,825
Payments of amounts owed to related parties	(70,029)	(46,478)
NET CASH PROVIDED BY FINANCING ACTIVITIES	538,671	153,328

Net change in cash and cash equivalents	(27,725)	41,148

Cash and cash equivalents, beginning of period	78,072	725

Cash and cash equivalents, end of period	$50,347	$41,873

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,806	$1,371

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities	$202,615	$-
Capital expenditures included in accounts payable and accrued expenses	$4,447	$-
Capital expenditures from non-cash compensation	$58,973	$-
Issuance of common stock for payment of accrued interest included in accounts payable and accrued expenses	$25,820	$-
Issuance of common stock for payment of convertible debt	$175,000	$-
Issuance of debt for purchase and cancellation of shares	$50,000	$-
Issuance of common stock with debt, recorded as debt discount	$200,000	$-
Derivative liability recorded as debt discount	$100,700	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthcare Integrated Technologies, Inc. and its subsidiaries (collectively the “Company,” “we,” “our” or “us”) is a healthcare technology company based in Knoxville, Tennessee. We are creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

Our initial product, SafeSpace™ with AI Vision™, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes hardware devices utilizing RGB, radar and other sensor technology coupled with our internally developed software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 filed with the SEC on October 16, 2020.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. On the interim consolidated statements of operations for the nine months ended April 30, 2020, we reclassified $1,515 in loss from discontinued operations to selling, general and administrative expense and interest expense and for the three months ended April 30, 2020, we reclassified $17 in loss from discontinued operations to selling, general and administrative expense. The reclassifications had no impact on previously reported net income.

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

Derivative Liability

Options, warrants, convertible notes, or other contracts, if any, are evaluated to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated, and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two- step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. We record the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

The Company had a derivative liability of $153,191 as of April 30, 2021. We had no derivative liability at July 31, 2020.

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

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $5,297 and $5,300 for the nine months ended April 30, 2021 and 2020, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. See Note 13.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,199,526 for its most recent nine months ended April 30, 2021. As of April 30, 2021, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,136)	(6,470)
Total property and equipment, net	$787	$2,453

Depreciation expense for the nine months ended April 30, 2021 and 2020 was $1,666 and $4,769, respectively.

NOTE 4 – INTANGIBLES

Intangibles, net consisted of the following at April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
Intangible assets under development	281,929	33,958
Capitalized costs of patents	49,939	-
Capitalized costs of website	8,785	-
Less: accumulated amortization	(4,627)	-
Total intangibles, net	$336,026	$33,958

Amortization expense for the nine months ended April 30, 2021 was $4,627. We incurred no amortization expense for the fiscal year ended July 31, 2020.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
Accounts payable	$157,421	$155,211
Accrued interest expense	72,200	73,903
Accounts payable and accrued expenses	229,621	229,114
Accounts payable, related party	204,790	271,819
Total accounts payable and accrued expenses	$434,411	$500,933

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
Accrued officers’ payroll	$1,028,147	$858,154
Payroll taxes payable	17,145	2,865
Total payroll related liabilities	$1,045,292	$861,019

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020
5% Convertible promissory notes	$425,000	$600,000
Note payable to Acorn Management Partners, LLC	50,000	-
Note payable to AJB Capital Investments, LLC	360,000	-
Paycheck Protection Program Loan	-	41,667
Total debt obligations	835,000	641,667
Less debt discount	(180,000)	-
Less current portion	(655,000)	(620,651)
Long-term debt	$-	$21,016

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At April 30, 2021 and July 31, 2020, accrued but unpaid interest on the 5% Notes was $70,031 and $73,903, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

5% Notes with a face amount of $175,000 and accrued interest expense of $25,820 were converted, at the option of the holder, into 401,640 shares of our common stock during the nine months ended April 30, 2021. On April 30, 2021, 5% Notes with a face amount of $325,000 and related accrued interest expense of $53,580 are currently in default and are not convertible under the conversion terms. 5% Notes with a face amount of $100,000 and related accrued interest expense of $16,451 mature on March 31, 2022 and are convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Note”). In the event we default under the terms of the Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At April 30, 2021, accrued but unpaid interest on the Note was $2,169, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets. There was no accrued interest due on the Note at July 31, 2020.

Note Payable to AJB Capital Investments, LLC

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The AJB Note accrues interest at the rate of ten percent (10%) per annum and matures on August 2, 2021. The Company is required to make monthly interest payments and the principal balance is due in a single lump sum payment on the maturity date. We recorded a debt discount of $59,300 related to original issue discount and issuance cost of the note.

In the event of default, the AJB Note may be converted into shares of the Company’s common stock at a conversion price equal to the lesser of 90% (representing a 10% discount) multiplied by the lowest trading price (i) during the previous twenty (20) trading day period ending on the issuance date of the note, or (ii) during the previous twenty (20) trading day period ending on the date of conversion of the note. We recorded a debt discount of $100,700 related to the conversion feature of the AJB Note.

As additional consideration for the purchase of the AJB Note, we issued AJB Capital 1,333,334 shares of our common stock as an origination fee. The $200,000 grant date fair value of the shares was recorded as a debt discount.

Total unamortized debt discount related to the AJB Note at April 30, 2021 was $180,000. There was no unamortized debt discount at July 31, 2020. During the nine months ended April 30, 2021, we amortized $180,000 of debt discount which is included as a component of interest expense in the interim consolidated statements of operations. There was no amortization of debt discount for the nine months ended April 30, 2020.

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

NOTE 8 - DERIVATIVE LIABILITY

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note”) in the principal amount of $360,000 for an aggregate purchase price of $320,400 (See Note 7). In the event of default, the AJB Note may be converted into shares of the Company’s common stock. We identified certain conversion features embedded in the AJB Note that represent a derivative liability.

The following table summarizes the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended April 30, 2021:

Fair Value Measurement
Using Level 3 Inputs
Balance, July 31, 2020	$-
Derivative liability on issuance of AJB Note	197,901
Change in fair value of derivative liability	(44,710)
Balance, April 30, 2021	$153,191

During the nine months ended April 30, 2021, the fair value of the derivative feature of the AJB Note was calculated using the following range of assumptions:

Expected volatility of underlying stock	177.4 to 178.8%
Expected term (in years)	.40 to .50
Risk-free interest rate	0.01 to 0.04%
Dividend yield	None

As of April 30, 2021, the derivative liability related to the AJB Note was $153,191. There was no derivative liability as of July 31, 2020. For the nine months ended April 30, 2021, we recorded income of $44,710 related to the change in fair value of the derivative liability. There was no change in fair value of the derivative liability for the nine months ended April 30, 2020.

Upon valuation of the derivative features of the AJB Note, we determined the total amount of debt discounts exceeded the face amount of the note and recorded derivative expense for the excess amount. Derivative expense for the nine months ended April 30, 2021 was $97,201. There was no derivative expense for the nine months ended April 30, 2020.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of April 30, 2021 and July 31, 2020 are as follows:

	April 30, 2021	July 31, 2020
Federal income tax benefit computed at the statutory rate	$(251,901)	$(222,198)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	-	(1,088)
Stock-based compensation	110,192	89,933
Derivatives	21,597	-
Valuation allowance	119,650	133,113
Other	462	240
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of April 30, 2021 and July 31, 2020 are as follows:

	April 30, 2021	July 31, 2020
Deferred tax assets:
Net operating loss carryovers	$657,414	$537,764
Valuation allowance	(657,414)	(537,764)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At April 30, 2021, we have approximately $2.54 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

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

No material interest or penalties on unpaid tax were recorded during the nine months ended April 30, 2021 and 2020. As of April 30, 2021 and July 31, 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2021 and July 31, 2020, related parties are owed $204,790 and $271,819, respectively. The amounts owed are payable on demand and carry no interest.

The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - COMMON STOCK

At April 30, 2021 and July 31, 2020, we had 39,759,585 and 36,474,611 shares of common stock outstanding, respectively. We issued 4,284,974 shares of common stock during the nine months ended April 30, 2021, of which 2,550,000 shares were issued for cash, 1,333,334 shares were issued as part of a debt arrangement, and 401,640 shares were issued upon conversion of debt and related accrued interest. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock. During the fiscal year ended July 31, 2020 we issued 3,987,111 shares of common stock, of which 2,950,000 shares were issued for cash, 500,000 shares were issued for services, 337,111 shares were issued upon conversion of debt and related accrued interest, and 200,000 shares were issued for the vesting of an employee stock grant.

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

On February 3, 2021, we issued 1,333,334 shares of common stock to the purchaser of a promissory note as an origination fee on such note. See Note 7.

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

NOTE 12 - COMMON STOCK SUBSCRIBED

On April 30, 2021, we entered into a common stock Subscription Agreement with an investor. Under the terms of the Subscription Agreement, the investor agreed to purchase of 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments, and with the initial payment of $50,000 due upon execution of the Subscription Agreement. The common stock subscription was recorded as Common stock subscribed and related Stock subscriptions receivable on our interim consolidated balance sheets. After receipt of the investor’s initial $50,000 payment, stock subscriptions receivable at April 30, 2021 was $150,000 and is reflected as a contra equity item in our interim consolidated balance sheet until fully collected.

NOTE 13 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the nine months ended April 30, 2021, we recorded $465,749 of compensation expense, net of capitalized expense of $58,973, related to stock options and warrants. During the nine months ended April 30, 2020, we recorded $235,444 of compensation expense related to stock options and warrants. The grant date fair value of stock options and warrants issued during the nine months ended April 30, 2021 and 2020 was $241,433 and $307,965, respectively. We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	April 30, 2021	April 30, 2020
Expected volatility	271.61%	232.07%
Expected term (in years)	3.25	3.28
Risk-free interest rate	0.20%	0.66%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the nine months ended April 30, 2021 and the fiscal year ended July 31, 2020:

	April 30, 2021		July 31, 2020
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	6,350,000	$1.34	2,500,000	$3.00
Granted	1,000,000	0.40	3,850,000	0.25
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	6,350,000	$1.34
Options and warrants exercisable	3,408,334	$1.72	2,150,000	$1.85

Summary of Restricted Stock Grants

During the nine months ended April 30, 2021 we recorded compensation expense of $48,125 related to restricted stock grants. There was no expense related to restricted stock grants during the nine months ended April 30, 2020. There were no restricted stock grants during the nine months ended April 30, 2021 and 2020.

The following table summarizes our restricted stock activity for the nine months ended April 30, 2021 and fiscal year ended July 31, 2020:

	April 30, 2021	July 31, 2020
Balance at beginning of period	300,000	-
Granted	-	500,000
Released	-	(200,000)
Forfeited	-	-
Balance at end of period	300,000	300,000

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

On May 3, 2021, we issued 233,422 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $16,711 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On January 2, 2020, a sworn account lawsuit was filed against our IndeLiving Holdings, Inc. (“IndeLiving”) subsidiary and our CEO Scott M. Boruff by our previous Certified Public Accounting Firm, RBSM LLP (“RBSM”) demanding payment of $28,007 for services rendered. We filed our Answer and IndeLiving filed a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM by IndeLiving for services that we allege were not provided. On May 27, 2021, the court signed an Agreed Order of Compromise Settlement and Dismissal with Prejudice dismissing both RBSM’s claim against us and our counterclaim against RBSM. As part of the settlement, we paid RBSM $7,500.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three and nine months ended April 30, 2021 and 2020. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the year ended July 31, 2020 filed with the SEC on October 16, 2020.

Executive Overview

We are a healthcare technology company based in Knoxville, Tennessee. Our business is creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

Our initial product, SafeSpace™ with AI Vision™, is an ambient fall detection solution designed for continuing care communities and at home use. SafeSpace includes hardware devices utilizing RGB, radar and other sensor technology coupled with our internally developed software to effectively monitor a person remotely. In continuing care communities, SafeSpace detects resident falls and generates alerts to a centralized, intelligent dashboard without the use of wearable devices or any action by the resident. In the home, SafeSpace detects falls and sends alerts directly to designated individuals.

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

Financial and Operating Results

Highlights for the nine months ended April 30, 2021 include:

●	On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled.

●	On August 15, 2020, we issued 112,624 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $6,312 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On September 1, 2020, Susan A. Reyes, M.D. was appointed Chief Medical Officer and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis) and 1,000,000 options to purchase the Company’s common stock at an exercise price of $0.40 per share, with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On October 13, 2020, we completed two (2) private placement transactions totaling 1,050,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $105,000. We incurred no cost related to the private placements.

●	On December 2, 2020, we completed a private placement transaction of 1,500,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private placement.

●	On December 14, 2020, the U.S. Small Business Administration (the “SBA”) forgave the entire principal balance of $41,667 and related accrued interest charges of $264 then due under our Paycheck Protection Program loan we closed with Mountain Commerce Bank on April 30, 2020.

●	On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The transaction resulted in $300,700 in net proceeds to the Company after payment of closing cost and a finder’s fee of $6,408. In addition, we issued 1,333,334 shares of common stock to the purchaser of the note as an origination fee.

●	On February 18, 2021, we issued 57,766 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,883 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On February 23, 2021, we issued 231,250 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $15,625 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On April 30, 2021, we entered into a common stock Subscription Agreement with an accredited investor. Under the terms of the Subscription Agreement, the investor agreed to purchase of 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments, and with the initial payment of $50,000 due upon execution of the Subscription Agreement.

Results of Operations

Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and test our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended April 30, 2021 and 2020:

	For the Three Months Ended April 30,
	2021	2020	$ Variance	%Variance

Officer’s salaries	$157,512	$102,456	$55,056	54%
Stock-based compensation	157,485	80,616	76,869	95%
Advertising and marketing	3,322	61,020	(57,698)	(95)%
Professional fees	36,817	37,062	(245)	(1)%
Depreciation and amortization	2,277	555	1,722	310%
Other	5,477	1,623	3,804	227%
Total	$362,890	$283,382	$79,508	28%

Officer’s Salaries – Officer’s salaries, net of capitalized amounts, increased $55,056 over 2020, or 54%. The increase is attributable to the uncapitalized portion of our new CTO’s salary, our new CMO’s salary, and our CFO’s salary at an increased rate for the entire period. In 2020, Officer’s salaries only included the salaries for our CEO and CFO.

Stock-Based Compensation – Stock-based compensation expense increased $76,869, or 95%, over the same period in the prior year. The increase results from amortization of the grant date fair value of employee stock options granted to our CTO and CMO, as well as a restricted stock grant to our CFO.

Advertising and Marketing – Advertising and marketing expense decreased $57,698 from 2020, or 95%. In 2019 we engaged BrandMETTLE as our advertising agency and incurred additional advertising expense from the issuance of common stock for services under our agreement.

Professional Fees – Professional fees decreased $245 from 2020. In 2021 professional fees primarily related to consulting fees and related expenses, whereas the 2020 professional fees were primarily accounting, legal and filing fees associated with the filing of our July 31, 2019 Comprehensive Form 10-K that was filed in March 2020.

Depreciation and Amortization – Depreciation and amortization expense increased $1,722 over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2021 and declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $3,804, or 227%, over 2020. The increase is primarily due to increased travel and entertainment expenses from capital raising efforts.

Interest Expense

Interest expense increased $185,762 over the same period in the prior year. The increase is primarily due to the $180,000 amortization of debt discount and related interest payments of $8,806 on the AJB Capital Investments, LLC note issued during the current period. The increase was partially offset by a reduction in outstanding 5% convertible notes for 2021.

Nine Months Ended April 30, 2021 Compared to the Nine Months Ended April 30, 2020

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and test our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the nine months ended April 30, 2021 and 2020:

	For the Nine Months Ended April 30,
	2021	2020	$ Variance	%Variance

Officer’s salaries	$404,418	$288,528	$115,890	40%
Stock-based compensation	465,749	235,444	230,305	98%
Advertising and marketing	5,297	66,320	(61,023)	(92)%
Professional fees	85,903	83,398	2,505	3%
Depreciation and amortization	6,293	4,214	2,079	49%
Other	8,119	2,264	5,855	259%
Total	$975,779	$680,168	$295,611	43%

Officer’s Salaries – Officer’s salaries, net of capitalized amounts, increased $115,890 over 2020, or 40%. The increase is attributable to the uncapitalized portion of our CTO’s salary for the entire period, eight months of salary for our new CMO, and our CFO’s salary at an increased rate for the entire period. In 2020, Officer’s salaries only included the salary of our CEO, and our CFO’s salary for approximately seven months.

Stock-Based Compensation – Stock-based compensation expense increased $230,305, or 98%, over the same period in the prior year. The increase results from amortization of the grant date fair value of additional employee stock options granted to our CTO and new CMO, as well as a restricted stock grant to our CFO.

Advertising and Marketing – Advertising and marketing expense decreased $61,023 from 2020, or 92%. In 2019 we engaged BrandMETTLE as our advertising agency and incurred additional advertising expense from the issuance of common stock for services under our agreement.

Professional Fees – Professional fees increased $2,505, or 3%, from 2020. Legal fees increased $12,167 and consulting fees increased $28,384 over the same period in the prior year and were partially offset by a significant decrease in our accounting fees of $38,725 after the filing of our July 31, 2019 Comprehensive Form 10-K that was filed in March 2020.

Depreciation and Amortization – Depreciation and amortization expense increased $2,079 over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2021 and declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $5,855, or 259%, over 2020. The increase is primarily due to increased travel and entertainment expenses from capital raising efforts.

Interest Expense

Interest expense increased $182,039 over the same period in the prior year. The increase is primarily due to the $180,000 amortization of debt discount and related interest payments of $8,806 on the AJB Capital Investments, LLC note issued during the current period. The increase was partially offset by a reduction in outstanding 5% convertible notes for 2021.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended April 30, 2021 and fiscal year ended July 31, 2020:

	April 30, 2021	July 31, 2020
Current assets	$89,900	$125,010
Current liabilities	(2,287,894)	(1,982,603)
Working capital deficiency	$(2,197,994)	$(1,857,593)

Current assets for the period ended April 30, 2021 decreased $35,110 as compared to the year ended July 31, 2020. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the period ended April 20, 2021 increased $305,291 as compared to the year ended July 31, 2020. The increase is primarily due to our new notes payable (Acorn Management Partners and AJB Capital Investments) and associated derivative liability, and the continuing accrual of net unpaid officer’s compensation. The increase was partially offset by payments of certain amounts owed to related parties, conversions into common stock of 5% convertible notes, and the SBA’s forgiveness of our Paycheck Protection Program loan.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount, derivative expense and changes in fair value of assets and liabilities, which affect earnings but do not affect cash flow. Net cash used by operating activities was $525,736 for the nine months ended April 30, 2021 as compared to $112,180 for the nine months ended April 30, 2020. The $413,556 increase in cash used during 2021 is primarily attributable to increases in the payment and capitalization of accrued officer’s compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities was $40,660 for the nine months ended April 30, 2021. The amount is comprised of cash paid for the filing of patent and trademark applications and the development of software for our internal use. We had no cash flows from investing activities during the same period of 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $538,671 for the nine months ended April 30, 2021, which represents a $385,343 increase over the same period of 2020. During 2021, we received $305,000 from the sale of common stock in four private transactions. In addition, we received $300,700 in net proceeds from the issuance of promissory notes. The cash provided by common stock sales and note issuances was partially offset by $67,029 in net payments of amounts owed to related parties.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We have no material commitments for capital expenditures as of April 30, 2021.

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

Derivative Liability

Options, warrants, convertible notes, or other contracts, if any, are evaluated to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated, and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two- step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. We record the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2021.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently not involved in any litigation that the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. On January 2, 2020, a sworn account lawsuit was filed against our IndeLiving Holdings, Inc. (“IndeLiving”) subsidiary and our CEO Scott M. Boruff by our previous Certified Public Accounting Firm, RBSM LLP (“RBSM”) demanding payment of $28,007 for services rendered. We filed our Answer and IndeLiving filed a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM by IndeLiving for services that we allege were not provided. On May 27, 2021, the court signed an Agreed Order of Compromise Settlement and Dismissal with Prejudice dismissing both RBSM’s claim against us and our counterclaim against RBSM. As part of the settlement, we paid RBSM $7,500.

ITEM 1A. RISK FACTORS.

Not required for emerging growth companies.

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

On April 30, 2021, we entered into a common stock Subscription Agreement with an accredited investor. Under the terms of the Subscription Agreement, the investor agreed to purchase of 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments, and with the initial payment of $50,000 due upon execution of the Subscription Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of June 11, 2021, 5% Notes with a face amounts totaling $425,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $325,000 have matured and are currently in default for non-payment of principal and related accrued interest of $55,788 as of the filing date of this interim report.

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

Date: June 11, 2021
	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: June 11, 2021
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

