Form 10-K
period 2021-07-31
Healthcare Integrated Technologies Inc.
filed 2021-10-28
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 31, 2021 (the last business day of the registrant’s most recently completed second quarter), as reported on the OTC Pink market, was approximately $14,682,836. As of October 28, 2021, there were 42,034,673 shares of common stock of the registrant outstanding.

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

Second, on March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Staffing, Inc. (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all the outstanding shares of Grasshopper Colorado. The assets purchased include the trademark and website, office supplies and office furniture. On November 2, 2015 we filed a Certificate of Amendment to our Articles of Incorporation changing the name of our Company from Tomichi Creek Outfitters to Grasshopper Staffing, Inc. Grasshopper Colorado was operating as a wholly owned subsidiary of the Company and was the primary operation of our business until the acquisition of IndeLiving Holdings Inc., on March 13, 2018. Our management consisted of Melanie Osterman as CEO, and Jeremy Gindro who was our sole director. The operations of Grasshopper Colorado were discontinued in February 2019.

Third, we acquired IndeLiving Holdings, Inc. (“IndeLiving”) on March 13, 2018 and changed our name to Healthcare Integrated Technologies, Inc. Our current operations are described above. With the acquisition of IndeLiving, we had another change in management, and Scott M. Boruff became CEO and sole director of the Company.

Employees and Human Capital

At July 31, 2021, we had 4 employees.

At July 31, 2020, we had 3 employees.

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain, which could adversely affect our business operations and materially and adversely affect our results of operations, cash flows and financial position. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness.

The impacts of the COVID-19 pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict. Due to the largely unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular.

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

The Company’s products and services are new and are in the early stages of development. The Company is not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of the Company’s products and services may have limited functionalities, which may limit their appeal to consumers and put the Company at a competitive disadvantage. If the Company’s current or future products and services fail to function properly or if the Company does not achieve or sustain market acceptance, it could lose customers or could be subject to claims which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Because of the anticipated nature of the products and services that we will attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to several factors. These factors may include, among other things, the following:

●	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

●	Our ability to source strong opportunities with sufficient risk adjusted returns.

●	Our ability to manage our capital and liquidity requirements based on changing market conditions.

●	The acceptance of the terms and conditions of our licenses and/or the acceptance of our royalties and fees.

●	The amount and timing of operating costs and other costs and expenses.

●	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

●	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

●	Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

●	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

●	Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Our independent auditors’ report for the fiscal years ended July 31, 2021 and 2020 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended July 31, 2021 and 2020, our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. We have incurred recurring losses and have generated limited revenue since inception. These factors and our need for additional financing to effectively execute our business plan, raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

COVID-19 could adversely impact our business

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

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

We are entering a potentially highly competitive market

The markets for the healthcare and senior monitoring industries are competitive and evolving. We face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have or expect to have.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the future trading price of our common stock.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the United States Securities and Exchange Commission (the “SEC”) disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of October 28, 2021, there were 42,034,673 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the price of our common shares. This may never occur and investors may lose all their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares, as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission.

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

On January 2, 2020, a sworn account lawsuit was filed against our IndeLiving Holdings, Inc. (“IndeLiving”) subsidiary and our CEO Scott M. Boruff by our previous Certified Public Accounting Firm, RBSM LLP (“RBSM”) demanding payment of $28,007 for services rendered. We filed our Answer with IndeLiving filing a breach of contract Counterclaim on February 24, 2020 demanding repayment of a $7,500 retainer paid to RBSM by IndeLiving for services that we allege were not provided. On May 27, 2021, the court signed an Agreed Order of Compromise Settlement and Dismissal with Prejudice dismissing both RBSM’s claim against us and IndeLiving’s counterclaim against RBSM. As part of the settlement, we paid RBSM $7,500.

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

	High	Low
Fiscal Year 2020
First quarter ended October 31, 2019	$0.42	$0.15
Second quarter ended January 31, 2020	$0.42	$0.40
Third quarter ended April 30, 2020	$0.50	$0.18
Fourth quarter ended July 31, 2020	$0.48	$0.19

Fiscal Year 2021
First quarter ended October 31, 2020	$0.60	$0.30
Second quarter ended January 31, 2021	$0.60	$0.25
Third quarter ended April 30, 2021	$0.47	$0.25
Fourth quarter ended July 31, 2021	$0.51	$0.30

(b) Holders

As of October 28, 2021, there were 62 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

Transfer Agent

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the years ended July 31, 2021 and 2020, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATIONS AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the fiscal years ended July 31, 2021 and 2020 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

Executive Overview

Healthcare Integrated Technologies, Inc. and its subsidiaries is a healthcare technology company based in Knoxville, Tennessee. We are creating a diversified spectrum of healthcare technology solutions to integrate and automate the continuing care, home care and professional healthcare spaces.

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

Strategy

Our mission is to grow a profitable healthcare technology company by focusing on our core product, continuing the development of our proprietary software, and developing new uses and product lines for our technology. Our management team is focused on maintaining the financial flexibility and assembling the right complement of personnel and outside consultants required to successfully execute our mission.

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which allowed us to continue refining our initial product and readying it for pilot testing, developing our future product offerings and adding talented individuals to our management team. Highlighted achievements for the fiscal year ended July 31, 2021 include:

●	On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled.

●	On August 15, 2020, we issued 112,624 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $6,312 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On September 1, 2020, Susan A. Reyes, M.D. was appointed Chief Medical Officer and entered into a three-year employment agreement with the Company. The employment agreement provides for a base salary of $52,000 per annum (on a part-time basis) and 1,000,000 options to purchase the Company’s common stock at an exercise price of $0.40 per share, with 25% immediately vested and exercisable on the grant date and the remaining options vesting equally over a period of three (3) years from the grant date. The value of the options on the grant date was estimated using the Black-Scholes pricing model and is being recognized as an expense over the vesting term.

●	On October 13, 2020, we completed two (2) private placement transactions totaling 1,050,000 shares of our common stock, each at a price of $0.10 per share, resulting in net proceeds to the Company of $105,000. We incurred no cost related to the private placements.

●	On December 2, 2020, we completed a private placement transaction of 1,500,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private placement.

●	On December 14, 2020, the U.S. Small Business Administration (the “SBA”) forgave the entire principal balance of $41,667 and related accrued interest charges of $264 then due under our Paycheck Protection Program loan we closed with Mountain Commerce Bank on April 30, 2020.

●	On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The transaction resulted in $300,700 in net proceeds to the Company after payment of closing cost and a finder’s fee of $6,408. In addition, we issued 1,333,334 shares of common stock to the purchaser of the note as an origination fee.

●	On February 18, 2021, we issued 57,766 shares of common stock to the holder of a $25,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $3,883 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On February 23, 2021, we issued 231,250 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $15,625 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On April 30, 2021, we entered into a common stock Subscription Agreement with an accredited investor. Under the terms of the Subscription Agreement, the investor agreed to purchase 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments, and with the initial payment of $50,000 due upon execution of the Subscription Agreement.

●	On May 3, 2021, we issued 233,422 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $16,711 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

●	On May 13, 2021, we issued 25,000 to a vendor in settlement of a $5,000 balance that was previously included in accounts payable. Under the terms of the settlement, the shares were issued at a price of $0.20 per share.

Results of Operations

Revenues

We had no revenues in fiscal 2021 or 2020. Our healthcare technology business is not currently producing revenue as we continue to develop, refine and test our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the years ended July 31, 2021 and 2020:

	For the Years Ended July 31,
	2021	2020	$ Variance	%Variance

Officers’ salaries	$531,342	$423,371	$107,971	26%
Equity-based compensation	621,776	407,613	214,163	53%
Professional fees	97,500	110,471	(12,971)	(12)%
Advertising and marketing	5,297	66,948	(61,651)	(92)%
Depreciation and amortization	8,571	4,769	3,802	80%
Other	10,148	3,351	6,797	203%
Total	$1,274,634	$1,016,523	$258,111	25%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, increased $107,971 over 2020, or 26%. The increase is attributable to the uncapitalized portion of our CTO’s salary for the entire period, eleven months of salary for our new CMO, and our CFO’s salary at an increased rate for the entire period. In 2020, Officers’ salaries only included the salary of our CEO, and our CFO’s salary for approximately ten months.

Stock-Based Compensation - Stock-based compensation expense increased $214,163, or 53%, over the same period in the prior year. The increase results from amortization of the grant date fair value of additional employee stock options granted to our CTO and new CMO, as well as a restricted stock grant to our CFO.

Professional Fees - Professional fees decreased $12,971, or 12%, from 2020. Accounting fees decreased $38,725 in 2021 after the filing of our July 31, 2019 Comprehensive Form 10-K that was filed in March 2020. The decrease in accounting fees was partially offset by an increase in legal and consulting fees of $28,528.

Advertising and Marketing - Advertising and marketing expense decreased $61,651 from 2020, or 92%. In 2020 we engaged BrandMETTLE as our advertising agency and incurred additional advertising expense from the issuance of common stock for services under our agreement.

Depreciation and Amortization - Depreciation and amortization expense increased $3,802 over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2021 partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $6,797, over 2020. The increase is primarily due to increased travel and entertainment expenses from capital raising efforts.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the years ended July 31, 2021 and 2020:

	For the Years Ended July 31,
	2021	2020	$ Variance	%Variance

Interest expense	$(227,900)	$(41,564)	$(186,336)	448%
Derivative expense	(97,201)	-	(97,201)	-
Change in fair value of derivative liability	89,669	-	89,669	-
Debt forgiveness	41,931	-	41,931	-
Lawsuit settlement	13,110	-	13,110	-
Total	$(180,391)	$(41,564)	$(138,827)	334%

Interest Expense - Interest expense increased $186,336 over the same period in the prior year. The increase is primarily due to the $180,000 amortization of debt discount and related interest payments of $17,806 on the AJB Capital Investments, LLC note (the AJB Note”) issued during the current period. The increase was partially offset by a reduction in outstanding 5% convertible notes for 2021 due to note conversions.

Derivative Expense - Derivative expense is $97,201 for the year ended July 31, 2021. The expense is attributable to the excess of the fair market value of the derivative liability associated with our new AJB Note over the net book value of the note at issuance. We incurred no derivative expense in the year ended July 31, 2020.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liability associated with our new AJB Note reflects a gain of $89,669 on the change in fair value at the date of issuance of the note to its fair value at July 31, 2021. We incurred no change in derivative liabilities in the year ended July 31, 2020.

Debt Forgiveness - Income from debt forgiveness was $41,931 for the year ended July 31, 2021. The income results from the forgiveness of our Small Business Administration Paycheck Protection Program loan, plus related accrued interest, on December 14, 2021. We had no debt forgiveness income in the year ended July 31, 2020.

Lawsuit Settlement - Income from lawsuit settlements was $13,110 for the year ended July 31, 2021. The income results from the settlement of a lawsuit with RBSM on May 27, 2021. We had no income from lawsuit settlements in the year ended July 31, 2020.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal years ending July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Current assets	$49,018	$125,010
Current liabilities	(2,259,432)	(1,982,603)
Working capital deficiency	$(2,210,414)	$(1,857,593)

Current assets for the year ended July 31, 2021 decreased as compared to July 31, 2020 due to a decrease in cash and cash equivalents and prepaid legal fees, primarily resulting from the payment of amounts owed to related parties and the amortization of prepaid legal fees in 2021.

Current liabilities for the year ended July 31, 2021 increased as compared to July 31, 2020. The increase is primarily due to our new Acorn Management Partners, LLC and AJB Capital Investments, LLC short-term notes payable in 2021 and the continued accrual of officer’s compensation, with such increases being partially offset by a net decrease in related party accounts payable and accrued expenses, and a decrease in our outstanding 5% convertible promissory notes and related accrued interest expense from the conversion of the notes into common stock.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount, derivative expense and changes in fair value of assets and liabilities, which affect earnings but do not affect cash flow. Net cash used by operating activities was $592,192 for the year ended July 31, 2021 as compared to $188,655 for the year ended July 31, 2020. The $403,537 increase in cash used during 2021 is primarily attributable to an increase in cash payments of officer’s compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities was $60,608 for the year ended July 31, 2021. The amount is comprised of cash paid for the filing of patent and trademark applications and for the development of software for our internal use. We had no cash flows from investing activities during the year ended July 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $586,171 for the year ended July 31, 2021, which represents a $320,169 increase over the year ended July 31, 2020. During 2021, we received $355,000 from the sale of common stock in four private transactions, which is a $60,000 increase over the cash received from common stock sales in 2020. In addition, we received $300,700 in net proceeds from the issuance of promissory notes, which is a $259,033 increase in the cash received from the issuance of promissory notes in 2020.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of July 31, 2021.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2021, 2020, 2019, 2018, 2017 and 2016. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of U.S. GAAP. U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Derivative Liability

Options, warrants, convertible notes, or other contracts, if any, are evaluated to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

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

The Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two- step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. We record the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Revenue Recognition

Revenue is recognized under ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

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

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 31, 2021 or 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At July 31, 2021, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021 our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2021, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Name	Age	Title
Scott M. Boruff	58	Chief Executive Officer, Director
Charles B. Lobetti, III	58	Chief Financial Officer
Kenneth M. Greenwood	63	Chief Technology Officer
Susan A. Reyes	58	Chief Medical Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Director, Age 58

Mr. Boruff has served as our Chief Executive Officer and Sole Director since March 13, 2018. Since May 1, 2021, he has served in that capacity as an outsourced, contracted Chief Executive Officer and Director. He has been the sole officer and director of IndeLiving Holdings, Inc. since the company’s formation in 2016. He has also served as the Manager of Platinum Equity Advisors, LLC (“Platinum Equity”) since its formation in 2016. In addition to providing consulting and advisory services, Platinum Equity has interests in a real estate brokerage firm and a luxury real estate auction firm. Mr. Boruff is a proven executive with a diverse business background in investment banking and real estate development. He currently serves as Manager of Own Shares, LLC, a privately held holding company with interests in various entertainment ventures, and Managing Member of Stonewalk Companies, privately held real estate development company. As a professional in investment banking, he specialized in consulting services and strategic planning with an emphasis on companies in the oil and gas field. Mr. Boruff served as a member of the Board of Directors of Miller Energy Resources, Inc., a publicly traded company, from August 2008 until March 2016, serving as Executive Chairman of the Board of Directors from September 2014 until March 2016 and Chief Executive Officer from August 2008 to September 2014. In October 2015, when it was being led by a successor management team, Miller Energy Resources, Inc. filed a voluntary petition for reorganization under chapter 11 of title 11 of the U.S. Code in a pre-packaged bankruptcy. It remained a debtor in possession and emerged from bankruptcy in March 2016. Mr. Boruff was a director and 49% owner of Dimirak Securities Corporation, a broker-dealer and member of FINRA, from April 2009 until July 2012. In July 2012, Mr. Boruff sold his interest in Dimirak. He has more than 30 years of experience in developing commercial real estate projects and from 2006 to 2007 Mr. Boruff successfully led transactions averaging $150 to $200 million in size while serving as a director of Cresta Capital Strategies, LLC. Mr. Boruff received a Bachelor of Science degree in Business Administration from East Tennessee State University.

Charles B. Lobetti, III, Chief Financial Officer, Age 58

Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019. He holds both Bachelor of Science in Business Administration (1985) and Master of Accountancy (1986) degrees from the University of Tennessee and is a licensed Certified Public Accountant (Inactive) in the State of Tennessee. Upon graduation, Mr. Lobetti accepted a position in the tax department of the Tampa, Florida office of Ernst & Young where he progressed to Senior Tax Consultant before he left the firm in 1989 to return to his hometown of Knoxville, Tennessee as the Tax Manager with a progressive, local accounting firm. In 1990, Mr. Lobetti, along with two co-workers, formed the accounting firm of Lobetti, Ideker & Reel (“LIR”) where he served as President and Director of Tax Services. LIR was a member of the AICPA’s SEC Practice Section and served several SEC registrant clients. In 1998, Mr. Lobetti left LIR to accept a position of Chief Financial Officer of United Petroleum Corporation (“UPET”), a small cap, SEC registrant oil and natural gas development company and convenience store operator. Following his tenure at UPET, Mr. Lobetti served as Chief Financial Officer for a boutique investment banking/private equity firm specializing in the placement and funding of Regulation D and Regulation S offerings. He spent the next 10-years working in various investment banking, commercial mortgage banking and commercial banking functions before accepting the position of Controller – Alaska Operations with Miller Energy Resources, Inc. (“Miller”), an SEC registrant oil and gas exploration and production company. Shortly after accepting the position in 2011, Mr. Lobetti was promoted to Corporate Controller and thereafter appointed Treasurer in 2012. Since leaving Miller in 2014, Mr. Lobetti enjoyed spending time with his family and working part-time in commercial mortgage banking until recently accepting the position of Chief Financial Officer of Healthcare Integrated Resources, Inc.

Kenneth M. Greenwood, Chief Technology Officer, Age 63

Kenneth M. Greenwood has served as our Chief Technology Officer since June 15, 2020. Mr. Greenwood brings over 30-years of experience with large-scale systems programming and implementations to our executive management team. He has provided instruction and consulting, primarily for SAP products, in the areas of architecture, design and implementation of ABAP, big-data warehousing, business intelligence analytics, object-orientation, cloud and systems integration, interfaces, HANA in-memory databases, data security, workflow, and archiving to a variety of companies including Intel, World Bank, HP, Amtrak, IBM, Accenture, Wal-Mart, Home Depot, Nike and Kimberly-Clark. While at Random House implementing a Rights Management module following two previous failed attempts by other contractors, Mr. Greenwood led the 30-developer team to design, code and implement rights management for Random House in an SAP system using a novel approach of OO design, which became the world’s largest SAP module at that time. Mr. Greenwood authored the best-selling Sams Teach Yourself ABAP in 21 Days, published by Macmillan.

Susan A. Reyes, M.D., Chief Medical Officer, Age 58

Susan A. Reyes, M.D. has served as our Chief Medical Officer since September 1, 2020. Dr. Reyes brings extensive experience as a practicing Internal Medicine physician in the home care environment. She earned her Doctor of Medicine degree in just six-years and was board certified in Internal Medicine in 1994. Since then, Dr. Reyes has enjoyed expanding her skill set by working with several ground-breaking companies. In 1997, she worked for Hospital Inpatient Management Systems, which was the first hospitalist group that transformed the efficiencies of “length of stay” of patients in the hospital and in skilled nursing facility settings. In 2000, she was the lead physician for MD to You in Tampa, Florida - the first organization that developed house calls for homebound geriatric patients. In 2009, Dr. Reyes became the first physician to bring house call services to Knoxville, Tennessee and has grown her company to be the largest mobile medical primary care practice covering East Tennessee. She has been an advisor and served as Medical Director to several home health and hospice agencies and assisted living facilities in each community where she has resided.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2021 and 2020, were not timely.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our three most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at July 31, 2021 and 2020 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (in dollars)

Name and Principal	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Scott B. Boruff	2021	225,000	-	294,510	-	-	98,400	617,910
Chief Executive Officer	2020	300,000	-	294,510	-	-	23,400	617,910
Director (1)

Charles B. Lobetti, III	2021	104,000	-	86,732	-	-	4,800	195,532
Chief Financial Officer (2)	2020	55,355	-	92,258	-	-	3,910	151,523

Kenneth M. Greenwood	2021	257,000	-	166,763	-	-	-	423,763
Chief Technology Officer (3)	2020	32,125	-	20,845	-	-	-	52,970

Susan A. Reyes MD	2021	47,667	-	73,771	-	-	-	121,438
Chief Medical Officer (4)	2020	-	-	-	-	-	-	-

(1)	Mr. Boruff has served as our Chief Executive Officer and our sole Director since March 13, 2018.
(2)	Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019.
(3)	Mr. Greenwood has served as our Chief Technology Officer since June 15, 2020.
(4)	Ms. Reyes has served as our Chief Medical Officer since September 1, 2020

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Executive Compensation Agreements

Scott M. Boruff, CEO

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. As compensation for the services, the Company shall pay Platinum an annual base fee of $323,400 and it is entitled to discretionary bonus fee payments as may be awarded by our Board of Directors. During the term of the Contract CEO Agreement, Mr. Boruff is entitled to participate in any employee benefit plans, programs or arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company.

The Contract CEO Agreement terminates upon the death or disability of Mr. Boruff, and may be terminated by us for cause, or by Platinum without cause or for good reason. If the Contract CEO Agreement is terminated by us for cause, upon the death or disability of Mr. Boruff, at non-renewal or by Platinum without good cause, Platinum is only entitled to receive compensation through the date of termination. If the Contract CEO Agreement is terminated by us without cause or by Platinum for good reason, we are obligated to pay Platinum severance equal to one year’s base fee and any other earned but unpaid compensation. In addition, if at any time during the term of the Contract CEO Agreement Platinum is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay Platinum an amount equal to 2.99 times the annual base fee. “Change in Control” is defined in the Contract CEO Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Contract CEO Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

Prior to the May 1, 2021 effective date of the Contract CEO Agreement, Scott M. Boruff served as CEO of Company pursuant to an Employment Agreement dated March 13, 2018, which was terminated on May 1, 2021. As compensation, we paid him an annual salary of $300,000 and he was entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. As additional compensation, we granted him an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $3.00 per share, which exceeded the fair market price of our common stock on the date of grant, vesting in four equal annual installments commencing on the grant date. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Mr. Boruff was also entitled to paid vacation and sick leave, an automobile allowance and participation in any employee benefit plans or programs we offered at the time.

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

The Employment Agreement terminates upon the death or disability of Mr. Lobetti, and may be terminated by us for cause, or by Mr. Lobetti for any reason. If the Employment Agreement is terminated by us for cause, upon his death or disability, at non-renewal or by Mr. Lobetti, he is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Mr. Lobetti for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Mr. Lobetti’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

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

The Employment Agreement terminates upon the death or disability of Mr. Greenwood, and may be terminated by us for cause, or by Mr. Greenwood for any reason. If the Employment Agreement is terminated by us for cause, upon his death or disability, at non-renewal or by Mr. Greenwood, he is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Mr. Greenwood for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Mr. Greenwood’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

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

The Employment Agreement terminates upon the death or disability of Dr. Reyes, and may be terminated by us for cause, or by Dr. Reyes for any reason. If the Employment Agreement is terminated by us for cause, upon her death or disability, at non-renewal or by Dr. Reyes, she is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Dr. Reyes for good reason, we are obligated to pay her severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Dr. Reyes’ employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay her an amount equal to 2.99 times her annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of October 28, 2021 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership (6)	Percent of Class (7)
Common	Scott M. Boruff, CEO, Director (1) 1462 Rudder Lane Knoxville, TN 37919	13,539,854	29.57%

Common	Charles B. Lobetti, III, CFO (2) 814 Evolve Way Knoxville, TN 37915	750,000	1.64%

Common	Kenneth M. Greenwood, CTO (3) 404 Citrus Ridge Drive Davenport, FL 33837	1,000,000	2.18%

Common	Susan A. Reyes, CMO (4) 9901 Sierra Visa Lane Knoxville, TN 37922	433,333	<1%

	All Officers and Directors as a Group	15,723,187	34.34%

Principal Shareholders:
Common Stock	Jeremy Gindro (5) 310 Tanner Avenue Florence, CO 81226	7,870,000	17.19%

1)	The shares owned by Mr. Boruff include 11,664,854 shares owned by Platinum Equity Advisors, LLC, of which Mr. Boruff is the Chief Manager. Pursuant to Mr. Boruff’s March 13, 2018 employment agreement (which terminated May 1, 2021) as our Chief Executive Officer, the shares also include options to purchase 1,875,000 shares of our common stock, which are vested and exercisable at $3.00 per share and expire in 2023. The number of shares owned by Mr. Boruff excludes options to purchase 625,000 shares of our common stock at $3.00 per share which have not yet vested and expire in 2023.

2)	Mr. Lobetti owned 300,000 shares at July 31, 2021 and 200,000 shares at July 31, 2020. Pursuant to Mr. Lobetti’s employment agreement dated October 8, 2019, the shares also include options to purchase 450,000 shares of our common stock which are vested and exercisable at $0.15 per share and expire in 2024. The number of shares owned by Mr. Lobetti excludes options to purchase 150,000 shares of our common stock at $0.15 per share which have not yet vested and expire in 2023. Mr. Lobetti received a restricted stock grant of 500,000 shares on July 16, 2020. Under the terms of the grant, 200,000 shares vested immediately with the remaining shares vesting equally over a three-year period.

3)	Mr. Greenwood owned no shares at July 31, 2021 and 2020. Pursuant to Mr. Greenwood’s employment agreement dated June 15, 2020, the shares include options to purchase 1,000,000 shares of our common stock which are vested and exercisable at $0.30 per share and expire in 2025. The number of shares owned by Mr. Greenwood excludes options to purchase 1,000,000 shares of our common stock at $0.30 per share which have not yet vested and expire in 2025.

4)	Susan Reyes owned no shares at July 31, 2021 and 2020. Pursuant to Susan Reyes’ employment agreement dated September 1, 2020, the shares include options to purchase 433,333 shares of our common stock which are vested and exercisable at $0.40 per share and expire in 2025. The number of shares owned by Ms. Reyes excludes options to purchase 566,667 shares of our common stock at $0.40 per share which have not yet vested and expire in 2025.

5)	The total includes 100,000 shares owned by James Gindro, the father of Jeremy Gindro.

6)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

7)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of October 28, 2021 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of October 28, 2021, there were 45,793,006 shares beneficially owned.

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

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2021 and 2020, related parties were owed $202,290 and $271,819, respectively. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party advances may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC is owed $50,150 at July 31, 2021.

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

	July 31, 2021	July 31, 2020

Audit Fees	$42,500	$75,525
Audit-Related Fees	-	-
Tax Fees	370	-
All Other Fees	-	-
Total	$42,870	$75,525

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

4.1

Promissory Note in the principal amount of $360,000 between the Company and AJB Capital Investments, LLC, dated February 2, 2021 (as with the Securities and Exchange Commission on Form 8-K dated February 2, 2021 and incorporated herein by reference).

10.1	Advisory Agreement dated January 15, 2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2**	Employment Agreement between the Company and Charles B. Lobetti, III, dated October 8, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated January 14, 2020 and incorporated herein by reference)

10.3**	Employment Agreement between the Company and Kenneth M. Greenwood, dated June 15, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated June 16, 2020 and incorporated herein by reference)

10.4**	Employment Agreement between the Company and Susan A. Reyes, M.D., dated September 1, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated September 4, 2020 and incorporated herein by reference)

10.5* and **	Non-Employee Chief Executive Officer Engagement Agreement between the Company and Platinum Equity Advisors, LLC, effective May 1, 2021.

31.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

** Executive Compensation Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: October 28, 2021
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: October 28, 2021
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 28, 2021	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer, Director (Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Healthcare Integrated Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Integrated Technologies, Inc. (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended July 31, 2021 and the related notes (collectively the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2019

Brentwood, Tennessee

October 28, 2021

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	July 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,443	$78,072
Prepaid expenses	37,575	46,938
Total current assets	49,018	125,010

OTHER ASSETS:
Property and equipment, net	232	2,453
Intangibles, net	440,897	33,958
Total assets	$490,147	$161,421

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$191,542	$229,114
Accounts payable and accrued expenses, related party	252,440	271,819
Payroll related liabilities	1,152,218	861,019
Convertible notes	325,000	600,000
Notes payable, net	230,000	-
Derivative liability	108,232	-
Current portion of long-term debt	-	20,651
Total current liabilities	2,259,432	1,982,603

OTHER LIABILITIES:
Long-term debt	-	21,016
Total liabilities	2,259,432	2,003,619

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 40,118,007 and 36,474,611 shares issued and outstanding as of July 31, 2021 and July 31, 2020, respectively	40,118	36,475
Additional paid-in capital	11,039,284	9,564,989
Common stock subscribed	200,000	-
Stock subscription receivable	(100,000)	-
Accumulated deficit	(12,948,687)	(11,443,662)
Total stockholders’ deficit	(1,769,285)	(1,842,198)
Total liabilities and stockholders’ deficit	$490,147	$161,421

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2021	2020

OPERATING EXPENSES:
Selling, general and administrative	$1,274,634	$1,016,523
Total operating expenses	1,274,634	1,016,523

OPERATING LOSS	(1,274,634)	(1,016,523)

OTHER INCOME (EXPENSE):
Interest expense	(227,900)	(41,564)
Derivative expense	(97,201)	-
Change in fair value of derivative liability	89,669	-
Debt forgiveness	41,931	-
Lawsuit settlement	13,110	-
Total other income (expense)	(180,391)	(41,564)

NET LOSS	$(1,455,025)	$(1,058,087)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	37,377,106	33,375,273

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2021 AND 2020

			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2019	32,487,500	$32,488	$8,582,166	$-	$(10,385,575)	$(1,770,921)

Net loss					(1,058,087)	(1,058,087)
Issuance of shares for cash	2,950,000	2,950	292,050			295,000
Issuance of shares upon the conversion of debt and related accrued interest	337,111	337	168,219			168,556
Issuance of shares for services	500,000	500	115,141			115,641
Share-based compensation	200,000	200	407,413			407,613

Balances at July 31, 2020	36,474,611	36,475	9,564,989	-	(11,443,662)	(1,842,198)

Net loss					(1,455,025)	(1,455,025)
Issuance of shares for cash	2,550,000	2,550	252,450			255,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000		(50,000)	(50,000)
Issuance of shares with debt recorded as debt discount	1,333,334	1,333	198,667			200,000
Issuance of shares upon the conversion of debt and related accrued interest	635,062	635	316,895			317,530
Issuance of shares for payment of accounts payable	25,000	25	4,975			5,000
Stock subscriptions				200,000		200,000
Stock subscription receivable				(100,000)		(100,000)
Share-based compensation	100,000	100	700,308			700,408

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,455,025)	$(1,058,087)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8,571	4,769
Share-based compensation	621,776	407,613
Issuance of equity for services	1,690	48,062
Amortization of debt discount	180,000	-
Derivative expense	97,201	-
Change in fair value of derivative liability	(89,669)	-
Debt forgiveness	(41,931)	-
Lawsuit settlement	(13,110)	-
Transfer of property and equipment and assumption of related liability for services	-	6,022

Changes in operating assets and liabilities (excluding effects of acquisitions):
Prepaid expenses and other current assets	9,363	-
Accounts payable and accrued expenses	18,933	27,341
Accounts payable and accrued expenses, related party	50,150	-
Payroll related liabilities	19,859	375,624
NET CASH USED BY OPERATING ACTIVITIES	(592,192)	(188,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(60,608)	-
NET CASH USED BY INVESTING ACTIVITIES	(60,608)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	255,000	295,000
Proceeds from common stock subscriptions	100,000	-
Proceeds from debt issuance	300,700	41,667
Principal payments of long-term debt	-	(686)
Proceeds from related party loans	26,127	77,416
Payments of amounts owed to related parties	(95,656)	(147,395)
NET CASH PROVIDED BY FINANCING ACTIVITIES	586,171	266,002

Net change in cash and cash equivalents	(66,629)	77,347

Cash and cash equivalents, beginning of period	78,072	725

Cash and cash equivalents, end of period	$11,443	$78,072

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,806	$1,371

SIGNIFICANT NON-CASH INVESTING AND FINACING ACTIVITIES
Capital expenditures included in payroll related liabilities	$271,340	$13,317
Capital expenditures from share-based compensation	$78,632	$20,641
Capital expenditures included in accounts payable and accrued expenses	$2,710	$-
Issuance of common stock for prepaid services	$-	$50,000
Issuance of common stock for payment of convertible debt	$275,000	$150,000
Issuance of common stock for payment of items included in accounts payable and accrued expenses	$45,841	$18,555
Issuance of common stock with debt, recorded as debt discount	$200,000	$-
Derivative liability recorded as debt discount	$100,700	$-
Issuance of debt for purchase and cancellation of shares	$50,000	$-

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

Basis of Presentation

The accompanying consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. On the consolidated statements of operations for the year ended July 31, 2020, we reclassified $1,521 in loss from discontinued operations to selling, general and administrative expense and interest expense. The reclassification had no impact on previously reported net income.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. We base our estimates on experience and various other assumptions that are believed to be reasonable under the circumstances. We evaluate our estimates and assumptions on a regular basis and actual results may differ from those estimates.

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

Derivative Liability

Options, warrants, convertible notes, or other contracts, if any, are evaluated to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated, and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two- step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. We record the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

The Company had a derivative liability of $108,232 as July 31, 2021. We had no derivative liability at July 31, 2020.

Revenue Recognition

Revenue is recognized under ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained substantially unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Advertising

Advertising costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising costs of $5,297 and $50,927 for the years ended July 31, 2021 and 2020, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

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

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the consolidated financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,455,025 for its most recent fiscal year ended July 31, 2021. As of July 31, 2021, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs largely from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional capital, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,691)	(6,470)
Total property and equipment, net	$232	$2,453

Depreciation expense for the years ended July 31, 2021 and 2020 was $2,221 and $4,769, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Intangible assets under development	388,523	33,958
Capitalized costs of patents	49,939	-
Capitalized costs of website	8,785	-
Less: accumulated amortization	(6,350)	-
Total intangibles, net	$440,897	$33,958

Amortization expense for the year ended July 31, 2021 was $6,350. We incurred no amortization expense for the fiscal year ended July 31, 2020.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of July 31, 2021, the weighted average remaining useful life of intangibles being amortized was approximately seventeen (17) years. We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2022	$6,889
2023	2,863
2024	2,497
2025	2,497
2026	2,497
Thereafter	35,131
Total expected amortization expense	$52,374

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Accounts payable	$130,340	$155,211
Accrued interest expense	61,202	73,903
Accounts payable and accrued expenses	191,542	229,114
Accounts payable, related party	202,290	271,819
Accrued expenses, related party	50,150	-
Accounts payable and accrued expenses, related party	252,440	271,819
Total accounts payable and accrued expenses	$443,982	$500,933

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Accrued officers’ payroll	$1,140,148	$858,154
Payroll taxes payable	12,070	2,865
Total payroll related liabilities	$1,152,218	$861,019

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
5% Convertible promissory notes	$325,000	$600,000
Note payable to Acorn Management Partners, LLC	50,000	-
Note payable to AJB Capital Investments, LLC	360,000	-
Paycheck Protection Program Loan	-	41,667
Total debt obligations	735,000	641,667
Less debt discount	(180,000)	-
Less current portion	(555,000)	(620,651)
Long-term debt	$-	$21,016

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2021 and 2020, accrued but unpaid interest on the 5% Notes was $61,202 and $73,903, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets.

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

5% Notes with a face amount of $275,000 and accrued interest expense of $42,531 were converted, at the option of the holder, into 635,062 shares of our common stock during the year ended July 31, 2021. On July 31, 2021, 5% Notes with a face amount of $325,000 and related accrued interest expense of $61,202 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Note”). In the event we default under the terms of the Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At July 31, 2021, accrued but unpaid interest on the Note was $2,919, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets. There was no accrued interest due on the Note at July 31, 2020.

Note Payable to AJB Capital Investments, LLC

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The AJB Note accrues interest at the rate of ten percent (10%) per annum and matures on August 2, 2021. At our option, the maturity date of the note may be extended for six (6) months. If we extend the maturity date, the AJB Note interest rate increases to twelve percent (12%) per annum during the extension period. The Company is required to make monthly interest payments and the principal balance is due in a single lump sum payment on the maturity date. We recorded a debt discount of $59,300 related to original issue discount and issuance cost of the note.

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

Total unamortized debt discount related to the AJB Note at July 31, 2021 was $180,000. There was no unamortized debt discount at July 31, 2020. During the year ended July 31, 2021, we amortized $180,000 of debt discount which is included as a component of interest expense in the consolidated statements of operations. There was no amortization of debt discount for the year ended July 31, 2020.

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly instalments over the remaining 18-months of the loan term. On April 30, 2020, we closed a $41,667 SBA guaranteed PPP loan with Mountain Commerce Bank. We used the loan proceeds as permitted and applied for forgiveness of the entire loan amount and related accrued interest. On December 14, 2020, the outstanding principal balance of the note and related accrued interest of $264 were forgiven by the SBA, which is recorded as “Debt forgiveness” of $41,931 on the consolidated statements of operations.

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

The following table summarizes the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended July 31, 2021:

Fair Value Measurement
Using Level 3 Inputs
Balance, July 31, 2020	$-
Derivative liability on issuance of AJB Note	197,901
Change in fair value of derivative liability	(89,669)
Balance, July 31, 2021	$108,232

During the year ended July 31, 2021, the fair value of the derivative feature of the AJB Note was calculated using the following range of assumptions:

Expected volatility of underlying stock	81.6% to 177.4%
Expected term (in years)	.50
Risk-free interest rate	0.04%
Dividend yield	None

As of July 31, 2021, the derivative liability related to the AJB Note was $108,232. There was no derivative liability as of July 31, 2020. For the year ended July 31, 2021, we recorded income of $89,669 related to the change in fair value of the derivative liability. There was no change in fair value of derivative liabilities for the year ended July 31, 2020.

Upon valuation of the derivative features of the AJB Note, we determined the total amount of debt discounts exceeded the face amount of the note and recorded derivative expense for the excess amount. Derivative expense for the year ended July 31, 2021 was $97,201. There was no derivative expense for the year ended July 31, 2020.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of July 31, 2021 and 2020 are as follows:

	July 31, 2021	July 31, 2020
Federal income tax benefit computed at the statutory rate	$(305,555)	$(222,198)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	750	(1,088)
Stock-based compensation	147,085	89,933
Derivatives	12,155	-
Valuation allowance	144,992	133,113
Other	573	240
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of July 31, 2021 and 2020 are as follows:

	July 31, 2021	July 31, 2020
Deferred tax assets:
Net operating loss carryovers	$682,756	$537,764
Valuation allowance	(682,756)	(537,764)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2021, we have approximately $3.16 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2021, 2020, 2019 and 2018 remain open to examination by the taxing jurisdictions to which we are subject.

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

No material interest or penalties on unpaid tax were recorded during the years ended July 31, 2021 and 2020. As of July 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2021 and 2020, related parties were owed $202,290 and $271,819, respectively, which are included in accounts payable and accrued expenses, related party on the consolidated balance sheets - see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party advances may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC is owed $50,150 at July 31, 2021. The amount owed is included in accounts payable and accrued expenses, related party on the consolidated balance sheets - see Note 5.

NOTE 11 - COMMON STOCK

At July 31, 2021 and 2020, we had 40,118,007 and 36,474,611 shares of common stock outstanding, respectively. We issued 4,643,396 shares of common stock during the year ended July 31, 2021, of which 2,550,000 shares were issued for cash, 1,333,334 shares were issued as part of a debt arrangement, 635,062 shares were issued upon conversion of debt and related accrued interest, 25,000 shares were issued for the settlement of accounts payable, and 100,000 shares were issued for the vesting of an employee stock grant. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock. During the fiscal year ended July 31, 2020 we issued 3,987,111 shares of common stock, of which 2,950,000 shares were issued for cash, 500,000 shares were issued for services, 337,111 shares were issued upon conversion of debt and related accrued interest, and 200,000 shares were issued for the vesting of an employee stock grant.

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

On February 3, 2021, we issued 1,333,334 shares of common stock to the purchaser of a promissory note as an origination fee of $200,000 on such note. See Note 7.

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

On May 13, 2021, we issued 25,000 to a vendor in settlement of a $5,000 balance that was previously included in accounts payable. Under the terms of the settlement, the shares were issued at a price of $0.20 per share.

On July 16, 2021, we issued 100,000 shares of common stock to an employee upon the vesting of a portion of a restricted stock grant. The grant date fair value of the shares issued was $0.35 per share.

NOTE 12 - COMMON STOCK SUBSCRIBED

On April 30, 2021, we entered into a common stock Subscription Agreement with an investor. Under the terms of the Subscription Agreement, the investor agreed to purchase 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments, and with the initial payment of $50,000 due upon execution of the Subscription Agreement. The common stock subscription was recorded as Common stock subscribed and related Stock subscriptions receivable on our consolidated balance sheets. After receipt of the investor’s initial $50,000 payment and an additional payment of $50,000 on June 6, 2021, stock subscriptions receivable at July 31, 2021 was $100,000 and is reflected as a contra equity item in our consolidated balance sheet until fully collected.

NOTE 13 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the year ended July 31, 2021, we recorded $621,776 of compensation expense, net of capitalized expense of $78,631, related to stock options and warrants. During the year ended July 31, 2020, we recorded $407,613 of compensation expense, net of capitalized expense of $20,641, related to stock options and warrants. The grant date fair value of stock options and warrants issued during the years ended July 31, 2021 and 2020 was $241,433 and $808,253, respectively.

We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	July 31, 2021	July 31, 2020
Expected volatility	271.61%	271.37%
Expected term (in years)	3.25	3.25
Risk-free interest rate	0.20%	0.46%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the years ended July 31, 2021 and 2020:

	July 31, 2021		July 31, 2020
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	6,350,000	$1.34	2,500,000	$3.00
Granted	1,000,000	0.40	3,850,000	0.25
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	6,350,000	$1.34
Options and warrants exercisable	3,908,334	$1.50	2,150,000	$1.85

Summary of Restricted Stock Grants

During the years ended July 31, 2021 and 2020, we recorded compensation expense related to restricted stock grants of $62,708 and $72,674, respectively.

The following table summarizes our restricted stock activity for the years ended July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Balance at beginning of period	300,000	-
Granted	-	500,000
Released	(100,000)	(200,000)
Forfeited	-	-
Balance at end of period	200,000	300,000

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. As compensation for the services, the Company shall pay Platinum an annual base fee of $323,400. If the Contract CEO Agreement is terminated by us without cause or by Platinum for good reason, we are obligated to pay Platinum severance equal to one (1) year’s base fee and any other earned but unpaid compensation. In addition, if at any time during the term of the Contract CEO Agreement Platinum is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay Platinum an amount equal to 2.99 times the annual base fee. “Change in Control” is defined in the Contract CEO Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. Platinum is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

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

On October 8, 2019, in connection with the appointment of Charles B. Lobetti, III as Chief Financial Officer of the Company, the Company and Mr. Lobetti entered into an employment agreement (the “Lobetti Employment Agreement”) “) with an initial term of three (3) years. Pursuant to a modification of the Lobetti Employment Agreement effective May 1, 2020, the Company shall pay Mr. Lobetti an annual base salary of $104,000 per year as compensation for his services. In the event Mr. Lobetti’s employment with the Company is terminated without cause, Mr. Lobetti shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Lobetti is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Lobetti shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Lobetti is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

NOTE 15 - SUBSEQUENT EVENTS

On August 9, 2021, we exercised our option to extend the maturity date of the AJB Capital Investments, LLC Promissory Note (see Note 7) from August 2, 2021 until February 2, 2022. As a result of the extension of the maturity date, the interest rate of the note increases from ten percent (10%) per annum to twelve percent (12%) during the extension period. We incurred no costs related to the extension.

On August 13, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021 - see Note 12. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

On August 27, 2021, Acorn Management Partners, LLC agreed to extend the maturity date of our $50,000 Promissory Note (see Note 7) from August 11, 2021 until November 11, 2021. We incurred no costs related to the extension.

On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with AJB Capital Investments, LLC (“AJB”) for a potential event of default under the Promissory Note dated February 2, 2021 (the “Note”) and Securities Purchase Agreement (the “SPA”) relating to subsequent equity transactions. As part of the settlement under the Agreement, we agreed to issue AJB an additional 666,666 shares of our common stock for payment of its $200,000 origination fee owed under the terms of the original Note and SPA.

