Form 10-Q
period 2021-10-31
Healthcare Integrated Technologies Inc.
filed 2021-12-10
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of December 10, 2021, there were 42,034,673 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference: None.

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Healthcare Integrated Technologies,” “Company,” or “our Company” refers to Healthcare Integrated Technologies, Inc. and, if applicable, our subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “ITEM 1A – RISK FACTORS” included in our most recent Annual Report on Form 10-K for the year ended July 31, 2021 as filed with the United States Securities and Exchange Commission on October 28, 2021.

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2021	July 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,810	$11,443
Prepaid expenses	36,616	37,575
Total current assets	39,426	49,018

OTHER ASSETS:
Property and equipment, net	40	232
Intangibles, net	544,074	440,897
Total assets	$583,540	$490,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$186,650	$191,542
Accounts payable and accrued expenses, related party	403,690	252,440
Payroll related liabilities	1,263,209	1,152,218
Convertible notes	325,000	325,000
Notes payable, net	320,000	230,000
Derivative liability	75,935	108,232
Total current and total liabilities	2,574,484	2,259,432

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 42,034,673 and 40,118,007 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively	42,035	40,118
Additional paid-in capital	11,330,761	11,039,284
Common stock subscribed	-	200,000
Stock subscription receivable	-	(100,000)
Accumulated deficit	(13,363,740)	(12,948,687)
Total stockholders’ deficit	(1,990,944)	(1,769,285)
Total liabilities and stockholders’ deficit	$583,540	$490,147

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020

OPERATING EXPENSES:
Selling, general and administrative	341,097	318,346
Total operating expense	341,097	318,346

OPERATING LOSS	(341,097)	(318,346)

OTHER INCOME (EXPENSE):
Interest expense	(106,253)	(8,497)
Change in fair value of derivative liability	32,297	-
Total other income (expense)	(73,956)	(8,497)

NET LOSS	$(415,053)	$(326,843)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	40,989,425	36,313,741

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2021
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(415,053)	(415,053)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Share-based compensation			168,394			168,394

Balances at October 31, 2021	42,034,673	$42,035	$11,330,761	$-	$(13,363,740)	$(1,990,944)

	Three Months Ended October 31, 2020
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$-	$(11,443,662)	$(1,842,198)

Net loss					(326,843)	(326,843)
Issuance of shares for cash	1,050,000	1,050	103,950			105,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000		(50,000)	(50,000)
Issuance of shares upon conversion of debt and related accrued interest	112,624	113	56,199			56,312
Share-based compensation			170,437			170,437

Balances at October 31, 2020	36,637,235	$36,638	$9,896,575	$-	$(11,820,505)	$(1,887,292)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(415,053)	$(326,843)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2,713	1,739
Share-based compensation	148,735	150,779
Amortization of debt discount	90,000	-
Change in fair value of derivative liability	(32,297)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	959	3,430
Accounts payable and accrued expenses	(5,631)	9,396
Accounts payable and accrued expenses, related party	80,850	-
Payroll related liabilities	45,810	66,434
NET CASH USED BY OPERATING ACTIVITIES	(83,914)	(95,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(20,119)	(3,030)
NET CASH USED BY INVESTING ACTIVITIES	(20,119)	(3,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	105,000
Proceeds from common stock subscriptions	25,000	-
Proceeds from related party loans	70,900	-
Payments of amounts owed to related parties	(500)	(70,029)
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,400	34,971

Net change in cash and cash equivalents	(8,633)	(63,124)

Cash and cash equivalents, beginning of period	11,443	78,072

Cash and cash equivalents, end of period	$2,810	$14,948

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$10,800	$-

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities	$65,181	$65,707
Capital expenditures from share-based compensation	$19,659	$19,658
Capital expenditures included in accounts payable and accrued expenses	$740	$-
Issuance of common stock for payment of convertible deft	$-	$50,000
Issuance of common stock for payment of accrued interest included in accounts payable and accrued expenses	$-	$6,312
Issuance of debt for purchase and cancellation of shares	$-	$50,000

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

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

In addition to SafeSpace, we are creating a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients, and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

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

Reclassifications

Certain prior period amounts may be reclassified to conform to current period presentation.

Risk and Uncertainties

Factors that could affect our future operating results and cause actual results to vary materially from management’s expectation include, but are not limited to: our ability to maintain and secure adequate capital to fund our operations and fully develop our product(s); our ability to source strong opportunities with sufficient risk adjusted returns; acceptance of the terms and conditions of our licenses and/or the acceptance of our royalties and fees; the nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations; changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts; changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business. Negative developments in these or other risk factors could have a significant adverse effect on our financial position, results of operations and cash flows.

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

Impairment of Long-Lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually, or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company did not recognize any impairment losses for any periods presented.

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

The Company had derivative liabilities of $75,935 and $108,232 as October 31, 2021 and July 31, 2021, respectively.

Revenue Recognition

Revenue is recognized under ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $10,704 and $1,975 for the three months ended October 31, 2021 and 2020, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for share-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans, if any, in accordance with ASC 718.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expense is included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the consolidated statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 13.

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

Recent Accounting Pronouncements

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these interim consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective, that when adopted, will have a material impact on the consolidated financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $415,053 for the three months ended October 31, 2021 and $1,455,025 for its most recent fiscal year ended July 31, 2021. As of October 31, 2021, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the development, marketing and sales of a viable product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional capital, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,883)	(8,691)
Total property and equipment, net	$40	$232

Depreciation expense for the three months ended October 31, 2021 and 2020 was $192 and $556, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
Intangible assets under development	406,362	388,523
Capitalized costs of patents	137,798	49,939
Capitalized costs of website	8,785	8,785
Less: accumulated amortization	(8,871)	(6,350)
Total intangibles, net	$544,074	$440,897

Amortization expense for the three months ended October 31, 2021 and 2020 was $2,521 and $1,183, respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of October 31, 2021, the weighted average remaining useful life of intangibles being amortized was approximately nineteen (19) years. We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2022	$10,983
2023	7,256
2024	6,890
2025	6,890
2026	6,890
Thereafter	101,324
Total expected amortization expense	$140,233

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
Accounts payable	$119,996	$130,340
Accrued interest expense	66,654	61,202
Accounts payable and accrued expenses	186,650	191,542

Accounts payable, related party	272,690	202,290
Accrued expenses, related party	131,000	50,150
Accounts payable and accrued expenses, related party	403,690	252,440
Total accounts payable and accrued expenses	$590,340	$443,982

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
Accrued officers’ payroll	$1,248,604	$1,140,148
Payroll taxes payable	14,605	12,070
Total payroll related liabilities	$1,263,209	$1,152,218

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021
5% Convertible promissory notes	$325,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	360,000	360,000
Total debt obligations	735,000	735,000
Less debt discount	(90,000)	(180,000)
Less current portion	(645,000)	(555,000)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At October 31, 2021 and July 31, 2021, accrued but unpaid interest on the 5% Notes was $62,985 and $58,282, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets.

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

There were no 5% Notes converted during the three months ended October 31, 2021. 5% Notes with a face amount of $275,000 and accrued interest expense of $42,531 were converted, at the option of the holder, into 635,062 shares of our common stock during the fiscal year ended July 31, 2021. On October 31, 2021, 5% Notes with a face amount of $325,000 and related accrued interest expense of $62,985 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). In the event we default under the terms of the AMP Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. Accrued but unpaid interest on the AMP Note at October 31, 2021 and July 31, 2021 was $3,669 and $2,919, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets. On August 27, 2021, AMP agreed to extend the maturity date of the AMP Note from August 11, 2021 until November 11, 2021. We incurred no costs related to the extension.

Note Payable to AJB Capital Investments, LLC

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The AJB Note accrues interest at the rate of ten percent (10%) per annum and matured on August 2, 2021. At our option, the maturity date of the note could be extended for six (6) months. Upon extension of the maturity date, the AJB Note interest rate increases to twelve percent (12%) per annum during the extension period. We recorded a debt discount of $59,300 related to original issue discount and issuance cost of the note. On August 9, 2021, we exercised our option to extend the maturity date of the AJB Note to February 2, 2022. The Company is required to make monthly interest payments and the principal balance is due in a single lump sum payment on the maturity date.

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

As additional consideration for the purchase of the AJB Note, we issued AJB Capital 1,333,334 shares of our common stock as an origination fee. The $200,000 grant date fair value of the shares was recorded as a debt discount. On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with AJB Capital for a potential event of default relating to subsequent equity transactions. As part of the Agreement, we agreed to issue AJB Capital an additional 666,666 shares of our common stock for its $200,000 origination fee owed under the terms of the original AJB Note and SPA.

Total unamortized debt discount related to the AJB Note at October 31, 2021 and July 31, 2021 was $90,000 and $180,000, respectively. During the three months ended October 31, 2021, we amortized $90,000 of debt discount, which is included as a component of interest expense in the consolidated statements of operations. There was no amortization of debt discount for the three months ended October 31, 2020.

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

The following table summarizes the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended October 31, 2021:

Fair Value Measurement
Using Level 3 Inputs
Balance, July 31, 2021	$108,232
Change in fair value of derivative liability	(32,297)
Balance, October 31, 2021	$75,935

During the three months ended October 31, 2021, the fair value of the derivative feature of the AJB Note was calculated using the following range of assumptions:

Expected volatility of underlying stock	70.4%
Expected term (in years)	.25
Risk-free interest rate	0.04%
Dividend yield	None

As of October 31, 2021 and July 31, 2021, the derivative liability related to the AJB Note was $75,935 and $108,232, respectively. For the three months ended October 31, 2021, we recorded income of $32,297 related to the change in fair value of the derivative liability. There was no change in fair value of derivative liabilities for the three months ended October 31, 2020.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% for the three months ended October 31, 2021 and 2020 are as follows:

	October 31, 2021	October 31, 2020
Federal income tax benefit computed at the statutory rate	$(87,161)	$(68,637)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	-	-
Stock-based compensation	35,363	35,792
Derivatives	(1,496)	-
Valuation allowance	53,132	32,743
Other	162	102
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of October 31, 2021 and July 31, 2021 are as follows:

	October 31, 2021	July 31, 2021
Deferred tax assets:
Net operating loss carryovers	$735,888	$682,756
Valuation allowance	(735,888)	(682,756)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2021, our most recently completed fiscal year, we have approximately $3.16 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

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

No material interest or penalties on unpaid tax were recorded during the three months ended October 31, 2021 and 2020. As of October 31, 2021 and July 31, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of October 31, 2021 and July 31, 2021, related parties were owed $272,690 and $202,290, respectively, which are included in accounts payable and accrued expenses, related party on the consolidated balance sheets - see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. At October 31, 2021 and July 31, 2021 we owed Platinum Equity $131,000 and $50,150, respectively, under the terms of the Contract CEO Agreement. The amount owed is included in accounts payable and accrued expenses, related party on the consolidated balance sheets - see Note 5.

NOTE 11 - COMMON STOCK

At October 31, 2021 and July 31, 2021, we had 42,034,673 and 40,118,007 shares of common stock outstanding, respectively. We issued 1,916,666 shares of common stock during the three months ended October 31, 2021, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement and 666,666 shares were issued pursuant to a debt settlement and amendment agreement. During the fiscal year ended July 31, 2021, we issued 4,643,396 shares of common stock, of which 2,550,000 shares were issued for cash, 1,333,334 shares were issued as part of a debt arrangement, 635,062 shares were issued upon conversion of debt and related accrued interest, 25,000 shares were issued for the settlement of accounts payable, and 100,000 shares were issued for the vesting of an employee stock grant. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock.

On August 13, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

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

NOTE 12 - COMMON STOCK SUBSCRIBED

On April 30, 2021, we entered into a common stock Subscription Agreement (the “SPA”) with an investor. Under the terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments. The common stock subscription was recorded as Common stock subscribed and related Stock subscriptions receivable on our consolidated balance sheets. After receipt of $125,000 from the investor, on August 13, 2021 both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. At July 31, 2021, stock subscriptions receivable was $100,000 and is reflected as a contra equity item in our consolidated balance sheet.

NOTE 13 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the three months ended October 31, 2021, we recorded $141,443 of compensation expense, net of capitalized expense of $19,658, related to stock options and warrants. During the three months ended October 31, 2020, we recorded $134,737 of compensation expense, net of capitalized expense of $19,658, related to stock options and warrants. The grant date fair value of stock options and warrants issued during the three months ended October 31, 2021 and 2020 was $-0- and $241,433, respectively.

We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	October 31, 2021	October 31, 2020
Expected volatility	-	271.61%
Expected term (in years)	-	3.25
Risk-free interest rate	-	0.20%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the three months ended October 31, 2021 and fiscal year ended July 31, 2021:

	October 31, 2021		July 31, 2021
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	7,350,000	$1.21	6,350,000	$1.34
Granted	-	-	1,000,000	0.40
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	4,341,667	$1.45	3,908,334	$1.50

Summary of Restricted Stock Grants

During the three months ended October 31, 2021 and 2020, we recorded compensation expense related to restricted stock grants of $7,292 and $16,042, respectively.

The following table summarizes our restricted stock activity for the three months ended October 31, 2021 and fiscal year ended July 31, 2021:

	October 31, 2021	July 31, 2021
Balance at beginning of period	200,000	300,000
Granted	-	-
Released	-	(100,000)
Forfeited	-	-
Balance at end of period	200,000	200,000

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

NOTE 15 - SUBSEQUENT EVENTS

On November 11, 2021, Acorn Management Partners, LLC agreed to extend the maturity date of our $50,000 Promissory Note (see Note 7) from November 11, 2021 until March 31, 2022. We incurred no costs related to the extension.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three months ended October 31, 2021 and 2020. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2021 as filed with the SEC on October 28, 2021.

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

In addition to SafeSpace, we are creating a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients, and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

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

Financial and Operating Results

Highlights for the three months ended October 31, 2021 include:

●	On August 9, 2021, we exercised our option to extend the maturity date of the AJB Capital Investments, LLC (“AJB Capital”) Promissory Note from August 2, 2021 until February 2, 2022. As a result of the extension of the maturity date, the interest rate of the note increased from ten percent (10%) per annum to twelve percent (12%) per annum during the extension period. We incurred no costs related to the extension.

●	On August 13, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

●	On August 27, 2021, Acorn Management Partners, LLC agreed to extend the maturity date of our $50,000 Promissory Note from August 11, 2021 until November 11, 2021. We incurred no costs related to the extension.

●	On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with AJB Capital for a potential event of default under the Promissory Note dated February 2, 2021 (the “AJB Note”) and Securities Purchase Agreement (the “SPA”) relating to subsequent equity transactions. As part of the settlement under the Agreement, we agreed to issue AJB Capital an additional 666,666 shares of our common stock for payment of its $200,000 origination fee owed under the terms of the original Note and SPA.

Results of Operations

Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products both internally and in independent senior living facilities through our Pilot Program.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended October 31, 2021 and 2020:

	For the Three Months Ended October 31,
	2021	2020	$ Variance	%Variance

Officers’ salaries	$131,756	$121,608	$10,148	8%
Share-based compensation	148,735	150,779	(2,044)	(1)%
Professional fees	43,504	40,505	2,999	7%
Advertising and marketing	10,704	1,975	8,729	442%
Depreciation and amortization	2,713	1,739	974	56%
Other	3,685	1,740	1,945	112%
Total	$341,097	$318,346	$22,751	7%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, increased $10,148 over 2020, or 8%. The increase is attributable to a bonus paid in 2021 and only two months of salary paid to our CMO in 2020.

Share-Based Compensation - Share-based compensation expense decreased $2,044, or 1%, over the same period in the prior year. The decrease results from a 2021 reduction in the expense related to a restricted stock grant to our CFO, which was partially offset by an increase in the amortization of the grant date fair value of employee stock options granted to our CMO.

Professional Fees - Professional fees increased $2,999, or 7%, over the 2020 amount. Fees to outside consultants increased $7,620 in 2021. The increase in consulting fees was partially offset by a decrease in legal fees of $5,120 as compared to the prior period.

Advertising and Marketing - Advertising and marketing expense increased $8,729 over 2020, primarily due to the addition of a new contract sales and marketing representative in 2021.

Depreciation and Amortization - Depreciation and amortization expense increased $974 over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2021 which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $1,945 over 2020. The increase is primarily due to increased travel and entertainment expenses from capital raising efforts.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended October 31, 2021 and 2020:

	For the Three Months Ended October 31,
	2021	2020	$ Variance	%Variance

Interest expense	$(106,253)	$(8,497)	$(97,756)	1,150%
Change in fair value of derivative liability	32,297	-	32,297	-
Total	$(73,956)	$(8,497)	$(65,459)	770%

Interest Expense - Interest expense increased $97,756 over the same period in the prior year. The increase is primarily due to the $90,000 amortization of debt discount and related interest payments of $10,800 on the AJB Note. The increase was partially offset by a reduction in interest expense related to our outstanding 5% convertible notes for 2021 due to note conversions.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liability associated with our new AJB Note reflects a gain of $32,297 for the period. We incurred no change in derivative liabilities in the same period last year.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended October 31, 2021 and fiscal year ended July 31, 2021:

	October 31, 2021	July 31, 2021
Current assets	$39,426	$49,018
Current liabilities	(2,574,484)	(2,259,432)
Working capital deficiency	$(2,535,058)	$(2,210,414)

Current assets for the interim period ended October 31, 2021 decreased $9,592 as compared to the fiscal year ended July 31, 2021. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the interim period ended October 31, 2021 increased $315,052 as compared to the fiscal year ended July 31, 2021. The increase is primarily due to amortization of debt discounts related to notes payable, short-term loans from related parties, and the continuing accrual of officer’s compensation. The increase was partially offset by reductions in accounts payable and a decrease in the fair value of derivative liabilities.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount, and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $83,914 for the three months ended October 31, 2021 as compared to $95,065 for the three months ended October 31, 2020. The $11,151 decrease in cash used during 2021 is primarily attributable to increases in accrued officer’s compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities was $20,119 and $3,030 for the three months ended October 31, 2021 and 2020, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $95,400 for the three months ended October 31, 2021, which represents a $60,429 increase over the same period of 2020. The increase over 2020 is due to a $69,529 decline in cash paid for amounts owed to related parties, which was partially offset by a $9,100 decrease in proceeds from common stock sales and short-term loans from related parties.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of October 31, 2021.

Going Concern Qualification

We have a history of losses, an accumulated deficit, a negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2021 and 2020. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it more difficult to raise capital.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our July 31, 2021 Annual Report.

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

Revenue Recognition

Revenue is recognized under ASC 606, “Revenue from Contracts with Customers” using the modified retrospective method. Under this method, the Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for share-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans, if any, in accordance with ASC 718.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the consolidated statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest.

Business Combinations

We account for business combinations under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date and that changes thereafter be reflected in income (loss). The estimation of fair values of the assets and liabilities assumed involves estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in our results from operations beginning from the day of acquisition.

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2021.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At October 31, 2021, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

None.

Item 1A. RISK FACTORS.

Not required for emerging growth companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with a purchaser of a Promissory Note and SPA dated February 2, 2021 for a potential event of default relating to subsequent equity transactions. As part of the settlement under the Agreement, we agreed to issue the purchaser an additional 666,666 shares of our common stock for payment of its $200,000 origination fee owed under the terms of the original note and SPA. We incurred no cost related to the transaction and there were no proceeds received. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of December 10, 2021, 5% Notes with face amounts totaling $425,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $325,000 have matured and are currently in default for non-payment of principal and related accrued interest of $65,075 as of the filing date of this interim report.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: December 10, 2021
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: December 10, 2021
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

