Form 10-Q
period 2022-01-31
Healthcare Integrated Technologies Inc.
filed 2022-03-08
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 8, 2022, there were 42,204,673 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2022	July 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$128	$11,443
Prepaid expenses	36,616	37,575
Total current assets	36,744	49,018

OTHER ASSETS:
Property and equipment, net	-	232
Intangibles, net	591,678	440,897
Total assets	$628,422	$490,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$197,787	$191,542
Accounts payable and accrued expenses, related party	506,715	252,440
Payroll related liabilities	1,330,553	1,152,218
Convertible notes	325,000	325,000
Notes payable, net	410,000	230,000
Derivative liability	49,141	108,232
Total current and total liabilities	2,819,196	2,259,432

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 42,204,673 and 40,118,007 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively	42,205	40,118
Additional paid-in capital	11,524,484	11,039,284
Common stock subscribed	-	200,000
Stock subscription receivable	-	(100,000)
Accumulated deficit	(13,757,463)	(12,948,687)
Total stockholders’ deficit	(2,190,774)	(1,769,285)
Total liabilities and stockholders’ deficit	$628,422	$490,147

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

OPERATING EXPENSES:
Selling, general and administrative	$314,264	$294,543	$655,361	$612,889
Total operating expenses	314,264	294,543	655,361	612,889

OPERATING LOSS	(314,264)	(294,543)	(655,361)	(612,889)

OTHER INCOME (EXPENSE):
Interest expense	(106,253)	(8,499)	(212,506)	(16,996)
Debt forgiveness	-	41,931	-	41,931
Change in fair value of derivative liability	26,794	-	59,091	-
Total other income (expense)	(79,459)	33,432	(153,415)	24,935

NET LOSS	$(393,723)	$(261,111)	$(808,776)	$(587,954)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	42,085,284	37,229,340	41,172,665	36,437,206

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2022
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(415,053)	(415,053)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Share-based compensation			168,394			168,394
Activity for the three months ended October 31, 2021	1,916,666	1,917	291,477	(100,000)	(415,053)	(221,659)

Net loss					(393,723)	(393,723)
Issuance of shares for services	170,000	170	25,330			25,500
Share-based compensation			168,393
Activity for the three months ended January 31, 2022	170,000	170	193,723	-	(393,723)	(199,830)

Balances at January 31, 2022	42,204,673	$42,205	$11,524,484	$-	$(13,757,463)	$(2,190,774)

	Six Months Ended January 31, 2021
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$-	$(11,443,662)	$(1,842,198)

Net loss					(326,843)	(326,843)
Issuance of shares for cash	1,050,000	1,050	103,950		-	105,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000		(50,000)	(50,000)
Issuance of shares upon conversion of debt and related accrued interest	112,624	113	56,199			56,312
Share-based compensation			170,437			170,437
Activity for the three months ended October 31, 2020	162,624	163	331,586	-	(376,843)	(45,094)

Net loss					(261,111)	(261,111)
Issuance of shares for cash	1,500,000	1,500	148,500			150,000
Share-based compensation			177,143			177,143
Activity for the three months ended January 31, 2021	1,500,000	1,500	325,643	-	(261,111)	66,032

Balances at January 31, 2021	38,137,235	$38,138	$10,222,218	$-	$(12,081,616)	$(1,821,260)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(808,776)	$(587,954)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	5,574	4,016
Share-based compensation	297,470	308,264
Shares issued for services	25,500	-
Debt forgiveness	-	(41,931)
Amortization of debt discount	180,000	-
Change in fair value of derivative liability	(59,091)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	959	5,355
Accounts payable and accrued expenses	6,245	15,275
Accounts payable and accrued expenses, related party	161,700	-
Payroll related liabilities	86,551	43,449
NET CASH USED BY OPERATING ACTIVITIES	(103,868)	(253,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(25,022)	(7,069)
NET CASH USED BY INVESTING ACTIVITIES	(25,022)	(7,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	255,000
Proceeds from common stock subscriptions	25,000	-
Proceeds from related party loans	163,400	-
Payments of amounts owed to related parties	(70,825)	(70,029)
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,575	184,971

Net change in cash and cash equivalents	(11,315)	(75,624)

Cash and cash equivalents, beginning of period	11,443	78,072

Cash and cash equivalents, end of period	$128	$2,448

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$21,600	$-

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities	$91,785	$133,450
Capital expenditures from share-based compensation	$39,316	$39,316
Issuance of common stock for payment of convertible deft	$-	$50,000
Issuance of common stock for payment of accrued interest included in accounts payable and accrued expenses	$-	$6,312
Issuance of debt for purchase and cancellation of shares	$-	$50,000

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of January 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021 filed with the SEC on October 28, 2021.

Principles of Consolidation

The interim consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s). All inter-company balances and transactions have been eliminated.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized while minor replacements and maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the interim consolidated statements of operations. Depreciation is calculated using the straight-line method which depreciates the assets over the estimated useful lives of the depreciable assets ranging from five to seven years.

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

Derivative Liability

Options, warrants, convertible notes, or other contracts, if any, are evaluated to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” (paragraph 815-10-05-4 and Section 815-40-25). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

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

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative liability at each balance sheet date. We record the change in the fair value of the derivative liability as other income or expense in the interim consolidated statements of operations.

The Company had derivative liabilities of $49,141 and $108,232 as January 31, 2022 and July 31, 2021, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $14,826 and $1,975 for the six months ended January 31, 2022 and 2021, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

Net Loss Per Common Share

We determine basic loss per share and diluted income (loss) per share in accordance with the provisions of ASC 260, “Earnings Per Share.” Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted loss per share is similar to that of basic earnings per share, except the denominator is increased, if the earnings are positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been exercised.

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expense is included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the interim consolidated statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $808,776 for the six months ended January 31, 2022 and $1,455,025 for its most recent fiscal year ended July 31, 2021. As of January 31, 2022, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,923)	(8,691)
Total property and equipment, net	$-	$232

Depreciation expense for the six months ended January 31, 2022 and 2021 was $232 and $1,111, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
Intangible assets under development	456,787	388,523
Capitalized costs of patents	137,798	49,939
Capitalized costs of website	8,785	8,785
Less: accumulated amortization	(11,692)	(6,350)
Total intangibles, net	$591,678	$440,897

Amortization expense for the six months ended January 31, 2022 and 2021 was $5,342 and $2,905, respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of January 31, 2022, the weighted average remaining useful life of intangibles being amortized was approximately nineteen (19) years. We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2022	$10,983
2023	7,256
2024	6,890
2025	6,890
2026	6,890
Thereafter	101,324
Total expected amortization expense	$140,233

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
Accounts payable	$125,680	$130,340
Accrued interest expense	72,107	61,202
Accounts payable and accrued expenses	197,787	191,542

Accounts payable, related party	294,865	202,290
Accrued expenses, related party	211,850	50,150
Accounts payable and accrued expenses, related party	506,715	252,440
Total accounts payable and accrued expenses	$704,502	$443,982

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
Accrued officers’ payroll	$1,318,483	$1,140,148
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$1,330,553	$1,152,218

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021
5% Convertible promissory notes	$325,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	360,000	360,000
Total debt obligations	735,000	735,000
Less debt discount	-	(180,000)
Less current portion	(735,000)	(555,000)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At January 31, 2022 and July 31, 2021, accrued but unpaid interest on the 5% Notes was $67,688 and $58,282, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

There were no 5% Notes converted during the six months ended January 31, 2022. 5% Notes with a face amount of $275,000 and accrued interest expense of $42,531 were converted, at the option of the holder, into 635,062 shares of our common stock during the fiscal year ended July 31, 2021. On January 31, 2022, 5% Notes with a face amount of $325,000 and related accrued interest expense of $67,688 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2022. In the event we default under the terms of the AMP Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. Accrued but unpaid interest on the AMP Note at January 31, 2022 and July 31, 2021 was $4,419 and $2,919, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

Total unamortized debt discount related to the AJB Note at January 31, 2022 and July 31, 2021 was $-0- and $180,000, respectively. During the six months ended January 31, 2022, we amortized $90,000 of debt discount, which is included as a component of interest expense in the interim consolidated statements of operations. There was no amortization of debt discount for the six months ended January 31, 2021.

On February 9, 2022, we repaid the AJB Note with the proceeds from the issuance of a new promissory note to AJB Capital. See Note 15 - Subsequent Events.

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

The following table summarizes the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended January 31, 2022:

Fair Value Measurement Using Level 3 Inputs
Balance, July 31, 2021	$108,232
Change in fair value of derivative liability	(59,091)
Balance, January 31, 2022	$49,141

During the six months ended January 31, 2022, the fair value of the derivative feature of the AJB Note was calculated using the following range of assumptions:

Expected volatility of underlying stock	100.34%
Expected term (in years)	.0027
Risk-free interest rate	0.04%
Dividend yield	None

As of January 31, 2022 and July 31, 2021, the derivative liability related to the AJB Note was $49,141 and $108,232, respectively. For the six months ended January 31, 2022, we recorded income of $59,091 related to the change in fair value of the derivative liability. There was no change in fair value of derivative liabilities for the six months ended January 31, 2021.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% for the six months ended January 31, 2022 and 2021 are as follows:

	January 31, 2022	January 31, 2021
Federal income tax benefit computed at the statutory rate	$(169,843)	$(123,470)
Increase resulting from:
State income taxes, net of federal benefit	-	-
Stock-based compensation	70,725	72,992
Derivatives	25,391	-
Valuation allowance	73,526	50,332
Other	201	146
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of January 31, 2022 and July 31, 2021 are as follows:

	January 31, 2022	July 31, 2021
Deferred tax assets:
Net operating loss carryovers	$756,282	$682,756
Valuation allowance	(756,282)	(682,756)
Net deferred tax asset, as reported	$-	$-

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

No material interest or penalties on unpaid tax were recorded during the six months ended January 31, 2022 and 2021. As of January 31, 2022 and July 31, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of January 31, 2022 and July 31, 2021, related parties were owed $294,865 and $202,290, respectively, which are included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets - see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. At January 31, 2022 and July 31, 2021 we owed Platinum Equity $211,850 and $50,150, respectively, under the terms of the Contract CEO Agreement. The amount owed is included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets - see Note 5.

NOTE 11 - COMMON STOCK

At January 31, 2022 and July 31, 2021, we had 42,204,673 and 40,118,007 shares of common stock outstanding, respectively. We issued 2,086,666 shares of common stock during the six months ended January 31, 2022, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement and 170,000 shares were issued for services. During the fiscal year ended July 31, 2021, we issued 4,643,396 shares of common stock, of which 2,550,000 shares were issued for cash, 1,333,334 shares were issued as part of a debt arrangement, 635,062 shares were issued upon conversion of debt and related accrued interest, 25,000 shares were issued for the settlement of accounts payable, and 100,000 shares were issued for the vesting of an employee stock grant. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock.

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

On December 23, 2021, we executed a consulting agreement with Ludlow Business Services, Inc. (“Ludlow”) to establish, expand and maintain corporate awareness. Pursuant to the terms of the agreement, we issued 170,000 shares of our common stock to Ludlow at an estimated value of $0.15 per share.

NOTE 12 - COMMON STOCK SUBSCRIBED

On April 30, 2021, we entered into a common stock Subscription Agreement (the “SPA”) with an investor. Under the terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments. The common stock subscription was recorded as Common stock subscribed and related Stock subscriptions receivable on our consolidated balance sheets. After receipt of $125,000 from the investor, on August 13, 2021 both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. At July 31, 2021, stock subscriptions receivable was $100,000 and is reflected as a contra equity item in our interim consolidated balance sheet.

NOTE 13 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the six months ended January 31, 2022, we recorded $282,887 of compensation expense, net of capitalized expense of $39,316, related to stock options and warrants. During the six months ended January 31, 2021, we recorded $276,181 of compensation expense, net of capitalized expense of $39,316, related to stock options and warrants. The grant date fair value of stock options and warrants issued during the six months ended January 31, 2022 and 2021 was $-0- and $241,433, respectively.

We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	January 31, 2022	January 31, 2021
Expected volatility	-	271.61%
Expected term (in years)	-	3.25
Risk-free interest rate	-	0.20%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the six months ended January 31, 2022 and fiscal year ended July 31, 2021:

	January 31, 2022		July 31, 2021
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	7,350,000	$1.21	6,350,000	$1.34
Granted	-	-	1,000,000	0.40
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	4,341,667	$1.45	3,908,334	$1.50

Summary of Restricted Stock Grants

During the six months ended January 31, 2022 and 2021, we recorded compensation expense related to restricted stock grants of $14,583 and $32,083, respectively.

The following table summarizes our restricted stock activity for the six months ended January 31, 2022 and fiscal year ended July 31, 2021:

	January 31, 2022	July 31, 2021
Balance at beginning of period	200,000	300,000
Granted	-	-
Released	-	(100,000)
Forfeited	-	-
Balance at end of period	200,000	200,000

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

NOTE 15 - SUBSEQUENT EVENTS

On February 9, 2022, we completed the sale of a $600,000, 10% Promissory Note maturing on February 9, 2023 (the “Note”) for a purchase price of $534,000. The Note is subject to covenants, events of defaults, penalties, default interest and other terms and conditions customary in transactions of this nature. If we default under the terms of the Note, the Note and any related accrued interest is convertible into shares of our common stock under a predefined conversion price formula. In connection with the Note sale, we also executed a Securities Purchase Agreement (the “SPA”) granting the purchaser warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.10 per share (the “Warrants”). Warrants for the purchase of up to 1,000,000 shares of our common stock may be exercised on a cashless basis. The Warrants expire five (5) years from the date of issuance. Our obligations under the terms of both the Note and the SPA are secured by a lien on the Company’s assets pursuant to a Security Agreement.

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events, other than those presented above, that would require adjustment to or disclosure in the interim consolidated financial statements.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the six months ended January 31, 2022 and 2021. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2021 as filed with the SEC on October 28, 2021.

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

Financial and Operating Results

Highlights for the six months ended January 31, 2022 include:

●	On August 9, 2021, we exercised our option to extend the maturity date of the AJB Capital Investments, LLC (“AJB Capital”) Promissory Note from August 2, 2021 until February 2, 2022. As a result of the extension of the maturity date, the interest rate of the note increased from ten percent (10%) per annum to twelve percent (12%) per annum during the extension period. We incurred no costs related to the extension. On February 9, 2022, we repaid the AJB Note with the proceeds from the issuance of a new promissory note to AJB Capital.

●	On August 13, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

●	On August 27, 2021, Acorn Management Partners, LLC agreed to extend the maturity date of our $50,000 Promissory Note from August 11, 2021 until November 11, 2021. We incurred no costs related to the extension.

●	On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with AJB Capital for a potential event of default under the Promissory Note dated February 2, 2021 (the “AJB Note”) and Securities Purchase Agreement (the “SPA”) relating to subsequent equity transactions. As part of the settlement under the Agreement, we agreed to issue AJB Capital an additional 666,666 shares of our common stock for payment of its $200,000 origination fee owed under the terms of the original Note and SPA.

Results of Operations

Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products both internally and in independent senior living facilities.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended January 31, 2022 and 2021:

	For the Three Months Ended January 31,
	2022	2021	$ Variance	%Variance

Officers’ salaries	$124,252	$125,298	$(1,046)	(1)%
Share-based compensation	148,735	157,485	(8,750)	(6)%
Professional fees	33,338	8,581	24,757	289%
Advertising and marketing	4,122	-	4,122	-%
Depreciation and amortization	2,860	2,277	583	26%
Other	957	902	55	6%
Total	$314,264	$294,543	$19,721	7%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $1,046 from 2021, or 1%. The decrease resulted from a reduction in payroll tax expense as compared to the prior period.

Share-Based Compensation - Share-based compensation expense decreased $8,750, or 6%, from the same period in the prior year. The decrease results from a 2022 reduction in the expense related to a restricted stock grant to our CFO, which was partially offset by an increase in the amortization of the grant date fair value of employee stock options granted to our CMO.

Professional Fees - Professional fees increased $24,757, or 289%, over the 2021 amount. In 2022, fees paid to outside consultants increased $23,620, which was primarily related to fees paid for a new brand awareness contract. In addition, accounting fees increased $3,142 and Edgar/filing fees increased $1,294. The increase in consulting, accounting and Edgar/filing fees was partially offset by a decrease in legal fees of $3,275 as compared to the prior period.

Advertising and Marketing - Advertising and marketing expense increased $4,122 over 2021. The increase is due to the addition of a new contract sales and marketing representative in 2022.

Depreciation and Amortization - Depreciation and amortization expense increased $583 over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2022 which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $55, or 6%, over the same period in the prior year.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended January 31, 2022 and 2021:

	For the Three Months Ended January 31,
	2022	2021	$ Variance	%Variance

Interest expense	$(106,253)	$(8,499)	$(97,754)	1,150%
Loan forgiveness	-	41,931	(41,931)	-
Change in fair value of derivative liability	26,794	-	26,794	-
Total	$(79,459)	$33,432	$(112,891)	(338)%

Interest Expense - Interest expense increased $97,754 over the same period in the prior year. The increase is primarily due to the $90,000 amortization of debt discount and related interest payments of $10,800 on the AJB Note. The increase was partially offset by a reduction in interest expense related to our outstanding 5% convertible notes for 2022 due to previous note conversions.

Loan Forgiveness - Income from loan forgiveness decreased $41,931 over the same period in the prior year. In 2021, the U.S. Small Business Administration forgave the entire principal balance of $41,667 and related accrued interest charges of $264 then due under our Paycheck Protection Program loan.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liability associated with our new AJB Note reflects a gain of $26,794 for 2022. We incurred no change in fair value of derivative liabilities in the same period last year.

Six Months Ended January 31, 2022 Compared to the Six Months Ended January 31, 2021

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products both internally and in independent senior living facilities.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the six months ended January 31, 2022 and 2021:

	For the Six Months Ended January 31,
	2022	2021	$ Variance	%Variance

Officers’ salaries	$256,008	$246,906	$9,102	4%
Share-based compensation	297,470	308,264	(10,794)	(4)%
Professional fees	76,842	49,086	27,756	57%
Advertising and marketing	14,826	1,975	12,851	651%
Depreciation and amortization	5,573	4,016	1,557	39%
Other	4,642	2,642	2,000	76%
Total	$655,361	$612,889	$42,472	7%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, increased $9,102, or 4%, over the 2021 amount. The increase is attributable to a bonus paid in 2022 and only five months of salary paid to our CMO in 2021. The increase was partially offset by a reduction in payroll tax expense from the prior period.

Share-Based Compensation - Share-based compensation expense decreased $10,794, or 4%, over the same period in the prior year. The decrease results from a 2022 reduction in the expense related to a restricted stock grant to our CFO, which was partially offset by an increase in the amortization of the grant date fair value of employee stock options granted to our CMO.

Professional Fees - Professional fees increased $27,756, or 57%, over the 2021 amount. In 2022, fees paid to outside consultants increased $31,240, which was primarily related to fees paid for a new brand awareness contract. In addition, accounting fees increased $4,042 and Edgar/filing fees increased $995. The increase in consulting, accounting and Edgar/filing fees was partially offset by a decrease in legal fees of $8,396 as compared to the prior period.

Advertising and Marketing - Advertising and marketing expense increased $12,851 over 2021, primarily due to the addition of a new contract sales and marketing representative in 2022.

Depreciation and Amortization - Depreciation and amortization expense increased $1,557, or 39%, over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2022 which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $2,000, or 76%, over 2021. The increase is primarily due to increased travel, entertainment and office expenses over the prior year.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the six months ended January 31, 2022 and 2021:

	For the Six Months Ended January 31,
	2022	2021	$ Variance	%Variance

Interest expense	$(212,506)	$(16,996)	$(195,510)	1,150%
Loan forgiveness	-	41,931	(41,931)	-
Change in fair value of derivative liability	59,091	-	59,091	-
Total	$(153,415)	$24,935	$(178,350)	(715)%

Interest Expense - Interest expense increased $195,510 over the same period in the prior year. The increase is primarily due to the $180,000 amortization of debt discount and related interest payments of $21,600 on the AJB Note. The increase was partially offset by a reduction in interest expense related to our outstanding 5% convertible notes for 2021 due to note conversions.

Loan Forgiveness - Income from loan forgiveness decreased $41,931 over the same period in the prior year. In 2021, the U.S. Small Business Administration forgave the entire principal balance of $41,667 and related accrued interest charges of $264 then due under our Paycheck Protection Program loan.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liability associated with our new AJB Note reflects a gain of $59,091 for the period. We incurred no change in derivative liabilities in the same period last year.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended January 31, 2022 and fiscal year ended July 31, 2021:

	January 31, 2022	July 31, 2021
Current assets	$36,744	$49,018
Current liabilities	(2,819,196)	(2,259,432)
Working capital deficiency	$(2,782,452)	$(2,210,414)

Current assets for the interim period ended January 31, 2022 decreased $12,274 as compared to the fiscal year ended July 31, 2021. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the interim period ended January 31, 2022 increased $559,764 as compared to the fiscal year ended July 31, 2021. The increase is primarily due to amortization of debt discounts related to notes payable, short-term loans from related parties, and the continuing accrual of officer’s compensation. The increase was partially offset by reductions in accounts payable and a decrease in the fair value of derivative liabilities.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $103,868 for the six months ended January 31, 2022 as compared to $253,526 for the six months ended January 31, 2021. The $149,658 decrease in cash used during 2022 is primarily attributable to a decrease in cash payments for officer’s compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities was $25,022 and $7,069 for the six months ended January 31, 2022 and 2021, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $117,575 for the six months ended January 31, 2022, which represents a $67,396 decrease over the same period of 2021. The decrease from 2021 is primarily due to a $230,000 decline in proceeds from the sale of common stock and stock subscriptions, which was partially offset by a $163,400 increase in proceeds received from related party loans.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of January 31, 2022.

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

Derivative Liability

Options, warrants, convertible notes, or other contracts, if any, are evaluated to determine if those contracts, or embedded components of those contracts, qualify as derivatives to be separately accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” (paragraph 815-10-05-4 and Section 815-40-25). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At January 31, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of March 8, 2022, 5% Notes with face amounts totaling $425,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $325,000 have matured and are currently in default for non-payment of principal and related accrued interest of $69,569 as of the filing date of this interim report.

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

Healthcare Integrated Technologies, Inc.

Date:	March 8, 2022
		By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date:	March 8, 2022
		By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

