Form 10-Q
period 2022-04-30
Healthcare Integrated Technologies Inc.
filed 2022-06-10
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 10, 2022, there were 42,204,673 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

4

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2022	July 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,590	$11,443
Prepaid expenses	36,616	37,575
Total current assets	47,206	49,018

OTHER ASSETS:
Property and equipment, net	-	232
Intangibles, net	640,015	440,897
Total assets	$687,221	$490,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$196,921	$191,542
Accounts payable and accrued expenses, related party	525,465	252,440
Payroll related liabilities	1,381,493	1,152,218
Convertible notes	325,000	325,000
Notes payable, net	358,407	230,000
Derivative liability	285,374	108,232
Total current and total liabilities	3,072,660	2,259,432

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 42,204,673 and 40,118,007 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively	42,205	40,118
Additional paid-in capital	11,745,708	11,039,284
Common stock subscribed	-	200,000
Stock subscription receivable	-	(100,000)
Accumulated deficit	(14,173,352)	(12,948,687)
Total stockholders’ deficit	(2,385,439)	(1,769,285)
Total liabilities and stockholders’ deficit	$687,221	$490,147

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

OPERATING EXPENSES:
Selling, general and administrative	$255,312	$362,890	$910,673	$975,779
Total operating expenses	255,312	362,890	910,673	975,779

OPERATING LOSS	(255,312)	(362,890)	(910,673)	(975,779)

OTHER INCOME (EXPENSE):
Interest expense	(117,230)	(196,191)	(329,736)	(213,187)
Change in fair value of derivative liability	(43,347)	44,710	15,744	44,710
Derivative expense	-	(97,201)	-	(97,201)
Debt forgiveness	-	-	-	41,931
Total other income (expense)	(160,577)	(248,682)	(313,992)	(223,747)

NET LOSS	$(415,889)	$(611,572)	$(1,224,665)	$(1,199,526)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	42,204,673	38,664,510	41,275,903	36,947,342

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2022
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(808,776)	(808,776)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares for services	170,000	170	25,330			25,500
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Stock-based compensation			336,786			336,786
Activity for the six months ended January 31, 2022	2,086,666	2,087	485,199	(100,000)	(808,776)	(421,490)

Net loss					(415,889)	(415,889)
Issuance of warrants with debt recorded as debt discount			99,905			99,905
Stock-based compensation			121,320			121,320
Activity for the three months ended April 30, 2022	-	-	221,225	-	(415,889)	(194,664)

Balances at April 30, 2022	42,204,673	$42,205	$11,745,708	$-	$(14,173,352)	$(2,385,439)

	Nine Months Ended April 30, 2021
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$-	$(11,443,662)	$(1,842,198)

Net loss					(587,954)	(587,954)
Issuance of shares for cash	2,550,000	2,550	252,450			255,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000		(50,000)	(50,000)
Issuance of shares upon conversion of debt and related accrued interest	112,624	113	56,199			56,312
Stock-based compensation			347,580			347,580
Activity for the six months ended January 31, 2021	1,662,624	1,663	657,229	-	(637,954)	20,938

Net loss					(611,572)	(611,572)
Issuance of shares with debt recorded as debt discount	1,333,334	1,333	198,667			200,000
Issuance of shares upon conversion of debt and related accrued interest	289,016	289	144,219			144,208
Subscriptions of common stock				200,000		200,000
Stock subscriptions receivable				(150,000)		(150,000)
Stock-based compensation			177,143			177,143
Activity for the three months ended April 30, 2021	1,622,350	1,622	520,029	50,000	(611,572)	(39,921)

Balances at April 30, 2021	39,759,585	$39,760	$10,742,247	$50,000	$(12,693,188)	$(1,861,181)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,224,665)	$(1,199,526)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8,394	6,293
Stock-based compensation	399,132	465,749
Shares issued for services	25,500	-
Debt forgiveness	-	(41,931)
Derivative expense	-	97,201
Amortization of debt discount	277,198	180,000
Change in fair value of derivative liability	(15,744)	(44,710)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	959	7,385
Accounts payable and accrued expenses	5,379	22,145
Accounts payable and accrued expenses, related party	242,550	-
Payroll related liabilities	109,825	(18,342)
NET CASH USED BY OPERATING ACTIVITIES	(171,472)	(525,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(28,856)	(40,660)
NET CASH USED BY INVESTING ACTIVITIES	(28,856)	(40,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	255,000
Proceeds from common stock subscriptions	25,000	50,000
Proceeds from debt issuance	504,000	300,700
Repayment of short-term debt	(360,000)	-
Proceeds from related party loans	168,600	3,000
Payments of amounts owed to related parties	(138,125)	(70,029)
NET CASH PROVIDED BY FINANCING ACTIVITIES	199,475	538,671

Net change in cash and cash equivalents	(853)	(27,725)

Cash and cash equivalents, beginning of period	11,443	78,072

Cash and cash equivalents, end of period	$10,590	$50,347

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$36,180	$8,806

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable and accrued expenses	$-	$4,447
Capital expenditures included in payroll related liabilities	$119,451	$202,615
Capital expenditures from stock-based compensation	$58,974	$58,973
Issuance of common stock with debt recorded as debt discount	$-	$200,000
Issuance of warrants with debt recorded as debt discount	$99,905	$-
Derivative liability recorded as debt discount	$192,886	$100,700
Issuance of common stock for payment of convertible debt	$-	$175,000
Issuance of common stock for payment of items included in accounts payable and accrued expenses	$-	$25,820
Issuance of debt for purchase and cancellation of shares	$-	$50,000

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of April 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021 filed with the SEC on October 28, 2021.

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

The Company had derivative liabilities of $285,374 and $108,232 as April 30, 2022 and July 31, 2021, respectively.

Revenue Recognition

The Company’s revenue recognition policy is to recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $24,380 and $5,297 for the nine months ended April 30, 2022 and 2021, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expense is included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the interim consolidated statements of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 13.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $1,224,665 for the nine months ended April 30, 2022 and $1,455,025 for its most recent fiscal year ended July 31, 2021. As of April 30, 2022, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,923)	(8,691)
Total property and equipment, net	$-	$232

Depreciation expense for the nine months ended April 30, 2022 and 2021 was $232 and $1,111, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
Intangible assets under development	$507,944	$388,523
Capitalized costs of patents	137,798	49,939
Capitalized costs of website	8,785	8,785
Less: accumulated amortization	(14,512)	(6,350)
Total intangibles, net	$640,015	$440,897

Amortization expense for the nine months ended April 30, 2022 and 2021 was $8,162 and $4,627, respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of April 30, 2022, the weighted average remaining useful life of intangibles being amortized was approximately nineteen (19) years. We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2022	$10,983
2023	7,256
2024	6,890
2025	6,890
2026	6,890
Thereafter	101,324
Total expected amortization expense	$140,233

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
Accounts payable	$119,361	$130,340
Accrued interest expense	77,560	61,202
Accounts payable and accrued expenses	196,921	191,542

Accounts payable, related party	232,765	202,290
Accrued expenses, related party	292,700	50,150
Accounts payable and accrued expenses, related party	525,465	252,440
Total accounts payable and accrued expenses	$722,386	$443,982

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
Accrued officers’ payroll	$1,369,423	$1,140,148
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$1,381,493	$1,152,218

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021
5% Convertible promissory notes	$325,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	600,000	360,000
Total debt obligations	975,000	735,000
Less debt discount	(291,593)	(180,000)
Less current portion	(683,407)	(555,000)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At April 30, 2022 and July 31, 2021, accrued but unpaid interest on the 5% Notes was $72,391 and $58,283, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

There were no 5% Notes converted during the nine months ended April 30, 2022. 5% Notes with a face amount of $275,000 and accrued interest expense of $42,531 were converted, at the option of the holder, into 635,062 shares of our common stock during the fiscal year ended July 31, 2021. On April 30, 2022, 5% Notes with a face amount of $325,000 and related accrued interest expense of $72,391 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to September 30, 2022. In the event we default under the terms of the AMP Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. Accrued but unpaid interest on the AMP Note at April 30, 2022 and July 31, 2021 was $5,169 and $2,919, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

Note Payable to AJB Capital Investments, LLC

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 1”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The AJB Note 1 accrued interest at the rate of ten percent (10%) per annum and matured on August 2, 2021. At our option, the maturity date of the note was extended for six (6) months. Upon extension of the maturity date, the AJB Note 1 interest rate increased to twelve percent (12%) per annum during the extension period. We recorded a debt discount of $59,300 related to original issue discount and issuance cost of the note. The principal balance of the AJB Note 1 was paid in full on February 9, 2022 with a portion of the net proceeds from the issuance of a new note to AJB Capital on such date.

On February 9, 2022, we entered into a Securities Purchase Agreement with AJB Capital, pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 2”) in the principal amount of $600,000 for an aggregate purchase price of $534,000. The AJB Note 2 accrues interest at the rate of ten percent (10%) per annum and matures on February 9, 2023. We recorded a debt discount of $96,000 related to original issue discount and issuance cost of the note.

In the event of default, the AJB Note 2 may be converted into shares of the Company’s common stock at a conversion price equal to the lesser of the lowest trading price (i) during the previous twenty (20) trading day period ending on the issuance date of the note, or (ii) during the previous twenty (20) trading day period ending on the date of conversion of the note. We recorded a debt discount of $192,886 related to the conversion feature of the AJB Note 2.

As additional consideration for the purchase of the AJB Note 2, we issued AJB Capital 1,500,000 common stock purchase warrants (the “Warrants”) giving AJB Capital the option to purchase up to 1,500,000 shares of our common stock at a price of $0.10 per share. At the option of AJB Capital, 1,000,000 of the Warrants may be exercised on a “cashless” basis pursuant to a formula included in the Warrant. The $99,905 grant date fair value of the Warrants was recorded as a debt discount.

Total unamortized debt discount related to the AJB Capital notes at April 30, 2022 and July 31, 2021 was $291,593 and $180,000, respectively. During the nine months ended April 30, 2022 and 2021, amortization of the debt discount was $277,198 and $180,000, respectively. Debt discount is included as a component of interest expense in the interim consolidated statements of operations.

NOTE 8 - DERIVATIVE LIABILITY

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 1”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The note was fully repaid on February 9, 2022.

On February 9, 2022, we entered into a new Securities Purchase Agreement with AJB Capital, pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 2”) in the principal amount of $600,000 for an aggregate purchase price of $534,000 (See Note 7).

In the event of default, the AJB Capital notes may be converted into shares of the Company’s common stock. We identified certain conversion features embedded in the AJB Capital notes that represent derivative liabilities.

The following table summarizes the changes in fair value, including transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended April 30, 2022:

Fair Value Measurement Using Level 3 Inputs
Balance, July 31, 2021	$108,232
Derivative liability on issuance of AJB Note 2	192,886
Change in fair value of derivative liability	(15,744)
Balance, April 30, 2022	$285,374

During the nine months ended April 30, 2022 and 2021, the fair value of the derivative feature of the AJB Capital notes was calculated using the following range of assumptions:

	April 30, 2022	April 30, 2021
Expected volatility of underlying stock	70.42 to 101.16%	177.4 to 178.8%
Expected term (in years)	.01 to 1.00	.40 to .50
Risk-free interest rate	0.04 to 1.76%	0.01 to 0.04%
Dividend yield	None	None

As of April 30, 2022 and July 31, 2021, the derivative liability related to the AJB Capital notes was $285,374 and $108,232, respectively. For the nine months ended April 30, 2022 and 2021, we recorded income of $15,744 and $44,710, respectively, related to the change in fair value of the derivative liability.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% for the nine months ended April 30, 2022 and 2021 are as follows:

	April 30, 2022	April 30, 2021
Federal income tax benefit computed at the statutory rate	$(257,180)	$(251,901)
Increase resulting from:
Stock-based compensation	96,202	110,192
Derivatives	25,198	21,597
Valuation allowance	135,342	119,650
Other	438	462
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of April 30, 2022 and July 31, 2021 are as follows:

	April 30, 2022	July 31, 2021
Deferred tax assets:
Net operating loss carryovers	$818,098	$682,756
Valuation allowance	(818,098)	(682,756)
Net deferred tax asset, as reported	$-	$-

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

No material interest or penalties on unpaid tax were recorded during the nine months ended April 30, 2022 and 2021. As of April 30, 2022 and July 31, 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2022 and July 31, 2021, related parties were owed $232,765 and $202,290, respectively, which are included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets - see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. At April 30, 2022 and July 31, 2021, we owed Platinum Equity $292,700 and $50,150, respectively, under the terms of the Contract CEO Agreement. The amount owed is included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets - see Note 5.

NOTE 11 - COMMON STOCK

At April 30, 2022 and July 31, 2021, we had 42,204,673 and 40,118,007 shares of common stock outstanding, respectively. We issued 2,086,666 shares of common stock during the nine months ended April 30, 2022, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement and 170,000 shares were issued for services. During the fiscal year ended July 31, 2021, we issued 4,643,396 shares of common stock, of which 2,550,000 shares were issued for cash, 1,333,334 shares were issued as part of a debt arrangement, 635,062 shares were issued upon conversion of debt and related accrued interest, 25,000 shares were issued for the settlement of accounts payable, and 100,000 shares were issued for the vesting of an employee stock grant. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock.

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

Summary of Stock Options and Warrants

During the nine months ended April 30, 2022, we recorded $399,132 of compensation expense, net of capitalized expense of $58,974, related to stock options and warrants. During the nine months ended April 30, 2021, we recorded $465,749 of compensation expense, net of capitalized expense of $58,973, related to stock options and warrants. The grant date fair value of stock options and warrants issued during the nine months ended April 30, 2022 and 2021 was $-0- and $241,433, respectively.

We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	April 30, 2022	January 31, 2021
Expected volatility	-	271.61%
Expected term (in years)	-	3.25
Risk-free interest rate	-	0.20%
Dividend yield	None	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the nine months ended April 30, 2022 and fiscal year ended July 31, 2021:

	April 30, 2022		July 31, 2021
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	7,350,000	$1.21	6,350,000	$1.34
Granted	-	-	1,000,000	0.40
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	5,300,000	$1.56	3,908,334	$1.50

Summary of Restricted Stock Grants

During the nine months ended April 30, 2022 and 2021, we recorded compensation expense related to restricted stock grants of $14,583 and $48,125, respectively.

The following table summarizes our restricted stock activity for the nine months ended April 30, 2022 and fiscal year ended July 31, 2021:

	April 30, 2022	July 31, 2021
Balance at beginning of period	200,000	300,000
Granted	-	-
Released	-	(100,000)
Forfeited	-	-
Balance at end of period	200,000	200,000

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

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

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

NOTE 15 - SUBSEQUENT EVENTS

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events that would require adjustment to or disclosure in the interim consolidated financial statements.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the nine months ended April 30, 2022 and 2021. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2021 as filed with the SEC on October 28, 2021.

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

Financial and Operating Results

Highlights for the nine months ended April 30, 2022 include:

●	On August 9, 2021, we exercised our option to extend the maturity date of the AJB Capital Investments, LLC (“AJB Capital”) Promissory Note from August 2, 2021 (AJB Note 1) until February 2, 2022. As a result of the extension of the maturity date, the interest rate of the note increased from ten percent (10%) per annum to twelve percent (12%) per annum during the extension period. We incurred no costs related to the extension. On February 9, 2022, we repaid the AJB Note 1 with the proceeds from the issuance of a new promissory note to AJB Capital.

●	On August 13, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

●	On August 27, 2021, Acorn Management Partners, LLC agreed to extend the maturity date of our $50,000 Promissory Note from August 11, 2021 until November 11, 2021. We incurred no costs related to the extension.

●	On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with AJB Capital for a potential event of default under the Promissory Note dated February 2, 2021 (the “AJB Note”) and Securities Purchase Agreement (the “SPA”) relating to subsequent equity transactions. As part of the settlement under the Agreement, we agreed to issue AJB Capital an additional 666,666 shares of our common stock for payment of its $200,000 origination fee owed under the terms of the original Note and SPA.

●	On February 9, 2022, we entered into a Securities Purchase Agreement with AJB Capital, pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 2”) in the principal amount of $600,000 for an aggregate purchase price of $534,000. The AJB Note 2 accrues interest at the rate of ten percent (10%) per annum and matures on February 9, 2023.

Results of Operations

Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended April 30, 2022 and 2021:

	For the Three Months Ended April 30,
	2022	2021	$ Variance	%Variance

Officers’ salaries	$126,311	$157,512	$(31,201)	(20)%
Stock-based compensation	101,662	157,485	(55,823)	(35)%
Professional fees	4,618	36,817	(32,199)	(87)%
Advertising and marketing	9,554	3,322	6,232	188%
Depreciation and amortization	2,821	2,277	544	24%
Other	10,346	5,477	4,869	89%
Total	$255,312	$362,890	$(107,578)	(30)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $31,201 from 2021, or 20%. The decrease resulted from a bonus being paid to our CEO in 2021 and a decrease in payroll tax expense in the current period due to our CEO compensation changing from employee to contract status.

Stock-based Compensation - Stock-based compensation expense decreased $55,823, or 35%, from the same period in the prior year. The decrease results from a 2022 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a reduction in the expense related to a restricted stock grant to our CFO.

Professional Fees - Professional fees decreased $32,199, or 87%, over the 2021 amount. In 2022, fees paid to outside consultants decreased $24,066, which was primarily related to fees paid on financing matters. In addition, accounting fees decreased $5,300 and legal fees decreased $3,430 over the same period in the prior year. The decrease in consulting, accounting and legal fees was partially offset by a small increase in transfer agent fees.

Advertising and Marketing - Advertising and marketing expense increased $6,232 over 2021. The increase is due to the addition of a new contract sales and marketing representative in 2022.

Depreciation and Amortization - Depreciation and amortization expense increased $544 over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2022 which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $4,869, or 89%, over the same period in the prior year. The increase primarily relates to higher travel and office expenses in 2022.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended April 30, 2022 and 2021:

	For the Three Months Ended April 30,
	2022	2021	$ Variance	%Variance

Interest expense	$(117,230)	$(196,191)	$78,961	(40)%
Derivative expense	-	(97,201)	97,201	-
Change in fair value of derivative liability	(43,347)	44,710	(88,057)	(197)%
Total	$(160,577)	$(248,682)	$(88,105)	(35)%

Interest Expense - Interest expense decreased $78,961 over the same period in the prior year. The decrease is primarily due to the shorter maturity of the old AJB Note 1, which required a faster amortization of the debt discount, as compared to the longer maturity and amortization period of the debt discount on the new AJB Note 2. The decrease was partially offset by an increase in the monthly coupon interest on the larger principal balance of the AJB Note 2.

Derivative Expense – Derivative expense decreased $97,201 from the same period in the prior year. 2021 derivative expense was associated with the issuance of the old AJB Note 1. The new AJB Note 2, issued in 2022, had no associated derivative expense.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflects a current period loss of $43,347 as compared to a gain of $44,710 in the prior period. The current period loss resulted from a $92,488 increase in the fair value of the derivative liability on the new AJB Capital note that was partially offset by a $49,141 decrease in the far value of the derivative liability from the retirement of the old AJB capital note.

Nine months Ended April 30, 2022 Compared to the Nine months Ended April 30, 2021

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the nine months ended April 30, 2022 and 2021:

	For the Nine Months Ended April 30,
	2022	2021	$ Variance	%Variance

Officers’ salaries	$382,319	$404,418	$(22,099)	(5)%
Stock-based compensation	399,132	465,749	(66,617)	(14)%
Professional fees	81,460	85,903	(4,443)	(5)%
Advertising and marketing	24,380	5,297	19,083	360%
Depreciation and amortization	8,394	6,293	2,101	33%
Other	14,988	8,119	6,869	85%
Total	$910,673	$975,779	$(65,106)	(7)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $22,099, or 5%, over the 2021 amount. The decrease is attributable to a bonus paid to our CEO in 2021 that was partially offset by a bonus paid to our CFO in 2022, and a decrease in payroll tax expense in the current period due to our CEO compensation changing from employee to contract status.

Stock-based Compensation - Stock-based compensation expense decreased $66,617, or 14%, over the same period in the prior year. The decrease results from a 2022 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a reduction in the expense related to a restricted stock grant to our CFO.

Professional Fees - Professional fees decreased $4,443, or 5%, over the 2021 amount. In 2022, fees paid for accounting and legal fees decreased $13,085, which was partially offset by a $7,174 increase in fees paid to outside consultants and an increase of $1,468 in transfer agent and Edgar/filing fees.

Advertising and Marketing - Advertising and marketing expense increased $19,083 over 2021, primarily due to the addition of a new contract sales and marketing representative in 2022.

Depreciation and Amortization - Depreciation and amortization expense increased $2,101, or 33%, over the same period in the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2022 which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $6,869, or 85%, over 2021. The increase is primarily due to increased travel and office expenses over the prior year.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the nine months ended April 30, 2022 and 2021:

	For the Nine Months Ended April 30,
	2022	2021	$ Variance	%Variance

Interest expense	$(329,736)	$(213,187)	$(116,549)	55%
Derivative expense	-	(97,201)	97,201	-
Change in fair value of derivative liability	15,744	44,710	(28,966)	(65)%
Debt forgiveness	-	41,931	(41,931)	-
Total	$(313,992)	$(223,747)	$(90,245)	40%

Interest Expense - Interest expense increased $116,549, or 55%, over the same period in the prior year. The increase is primarily due to the amortization of debt discount and related interest payments on the old AJB Note 1 for six months of 2022 as compared to only three months of 2021. The increase was partially offset by a reduction in interest expense during the current three month period due to the shorter maturity of the old AJB Note 1, which required a faster amortization of the debt discount, as compared to the longer maturity and amortization period of the debt discount on the new AJB Note 2.

Derivative Expense – Derivative expense decreased $97,201 from the same period in the prior year. 2021 derivative expense was associated with the issuance of the old AJB Capital note. The new AJB Capital note, issued in 2022, had no associated derivative expense.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflects a current period gain of $15,744 as compared to a gain of $44,710 in the prior period. The current period gain resulted from a $92,488 increase in the fair value of the derivative liability on the new AJB Note 2 that was partially offset by a $108,232 decrease in the far value of the derivative liability of the old AJB note 1 that was retired during the period.

Loan Forgiveness - Income from loan forgiveness decreased $41,931 over the same period in the prior year. In 2021, the U.S. Small Business Administration forgave the entire principal balance of $41,667 and related accrued interest charges of $264 then due under our Paycheck Protection Program loan.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended April 30, 2022 and fiscal year ended July 31, 2021:

	April 30, 2022	July 31, 2021
Current assets	$47,206	$49,018
Current liabilities	(3,072,660)	(2,259,432)
Working capital deficiency	$(3,025,454)	$(2,210,414)

Current assets for the interim period ended April 30, 2022 decreased $1,812 as compared to the fiscal year ended July 31, 2021. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the interim period ended April 30, 2022 increased $813,228 as compared to the fiscal year ended July 31, 2021. The increase is primarily due to short-term loans from related parties, the continuing accrual of officer’s compensation, new proceeds from the AJB Note 2 and an increase in the fair value of derivative liabilities.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $171,472 for the nine months ended April 30, 2022 as compared to $525,736 for the nine months ended April 30, 2021. The $354,264 decrease in cash used during 2022 is primarily attributable to a decrease in cash payments for officer’s compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities was $28,856 and $40,660 for the nine months ended April 30, 2022 and 2021, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $199,475 for the nine months ended April 30, 2022, which represents a $339,196 decrease over the same period of 2021. The decrease from 2021 is primarily due to a $280,000 decline in proceeds from the sale of common stock and stock subscriptions and a $156,700 decrease in net proceeds from the issuance of debt, which were offset by a net cash increase of $97,504 from related party loan and repayment transactions.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of April 30, 2022.

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

Revenue Recognition

The Company’s revenue recognition policy is to recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company follows the five-step model provided by ASC Topic 606 in order to recognize revenue in the following manner: 1) Identify the contract; 2) Identify the performance obligations of the contract; 3) Determine the transaction price of the contract; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue. An entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue recognition policies remained unchanged as a result of the adoption of ASC 606, and there were no significant changes in business processes or systems.

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

Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the consolidated statements of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest.

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

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At April 30, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of June 10, 2022, 5% Notes with face amounts totaling $425,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $325,000 have matured and are currently in default for non-payment of principal and related accrued interest of $74,640 as of the filing date of this interim report.

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

Healthcare Integrated Technologies, Inc.

Date:	June 10, 2022
		By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date:	June 10, 2022
		By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

