Form 10-K
period 2022-07-31
Healthcare Integrated Technologies Inc.
filed 2022-09-23
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 31, 2022 (the last business day of the registrant’s most recently completed second quarter), as reported on the OTC Pink market, was approximately $4,230,467. As of September 23, 2022, there were 42,304,673 shares of common stock of the registrant outstanding.

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

At July 31, 2022, we had 3 employees.

At July 31, 2021, we had 4 employees.

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

Our independent auditors’ report for the fiscal years ended July 31, 2022 and 2021 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended July 31, 2022 and 2021, our independent auditors included a going concern qualification in their report regarding concerns about our ability to continue as a going concern. We have incurred recurring losses and have generated limited revenue since inception. These factors and our need for additional financing to effectively execute our business plan, raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

COVID-19 could adversely impact our business

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2023.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of September 23, 2022, there were 42,304,673 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

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

	High	Low
Fiscal Year 2021
First quarter ended October 31, 2020	$0.60	$0.30
Second quarter ended January 31, 2021	$0.60	$0.25
Third quarter ended April 30, 2021	$0.47	$0.25
Fourth quarter ended July 31, 2021	$0.51	$0.30

Fiscal Year 2022
First quarter ended October 31, 2021	$0.48	$0.17
Second quarter ended January 31, 2022	$0.16	$0.09
Third quarter ended April 30, 2022	$0.12	$0.08
Fourth quarter ended July 31, 2022	$0.12	$0.05

(b) Holders

As of September 23, 2022, there were 63 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

Transfer Agent

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the years ended July 31, 2022 and 2021, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the fiscal years ended July 31, 2022 and 2021 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

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

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which allowed us to continue refining our initial product and readying it for pilot testing, developing our future product offerings and adding talented individuals to our management team. Highlighted achievements for the fiscal year ended July 31, 2022 include:

●	On August 9, 2021, we exercised our option to extend the maturity date of the AJB Capital Investments, LLC (“AJB Capital”) Promissory Note from August 2, 2021 (AJB Note 1) until February 2, 2022. As a result of the extension of the maturity date, the interest rate of the note increased from ten percent (10%) per annum to twelve percent (12%) per annum during the extension period. We incurred no costs related to the extension. On February 9, 2022, we repaid the AJB Note 1 with the proceeds from the issuance of a new promissory note to AJB Capital.

●	On August 10, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

●	On September 14, 2021, we entered into a Settlement and Amendment Agreement (the “Agreement”) with AJB Capital for a potential event of default under the Promissory Note dated February 2, 2021 (the “AJB Note”) and Securities Purchase Agreement (the “SPA”) relating to subsequent equity transactions. As part of the settlement under the Agreement, we agreed to issue AJB Capital an additional 666,666 shares of our common stock for payment of its $200,000 origination fee owed under the terms of the original Note and SPA.

●	On February 9, 2022, we entered into a Securities Purchase Agreement with AJB Capital, pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 2”) in the principal amount of $600,000 for an aggregate purchase price of $534,000. The AJB Note 2 accrues interest at the rate of ten percent (10%) per annum and matures on February 9, 2023.

Results of Operations

Revenues

We had no revenues in fiscal 2022 or 2021. Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the years ended July 31, 2022 and 2021:

	For the Years Ended July 31,
	2022	2021	$ Variance	%Variance

Officers’ salaries	$506,443	$531,342	$(24,899)	(5)%
Stock-based compensation	473,511	621,776	(148,265)	(24)%
Professional fees	94,051	97,500	(3,449)	(4)%
Advertising and marketing	36,535	5,297	31,238	590%
Depreciation and amortization	11,215	8,571	2,644	31%
Other	16,310	10,148	6,162	61%
Total	$1,138,065	$1,274,634	$(136,569)	(11)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $24,899 in 2022, or 5%. The decrease resulted from a bonus being paid to our CEO in 2021 and a decrease in payroll tax expense in 2022 due to our CEO compensation changing from employee to contract status.

Stock-based Compensation - Stock-based compensation expense decreased $148,265, or 24%, from the prior year. The decrease results from a 2022 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a reduction in the expense related to a restricted stock grant to our CFO.

Professional Fees - Professional fees decreased $3,449, or 4%, over the 2021 amount. In 2022, legal fees decreased $11,594 and transfer agent and filing fees decreased $1,797. The decrease in legal fees, transfer agent and filing fees was partially offset by a $7,174 increase in fees paid to outside consultants, primarily relating to marketing and branding matters, and a $3,827 increase in accounting fees over 2021.

Advertising and Marketing - Advertising and marketing expense increased $31,238 over 2021. The increase is due to the addition of a new contract sales and marketing representatives in 2022.

Depreciation and Amortization - Depreciation and amortization expense increased $2,644, or 31%, over the prior year. The increase results from amortization expense related to new intangible assets placed in service in 2022, which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense increased $6,162, or 61%, over 2021. The increase primarily relates to higher travel and office expenses in 2022.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the years ended July 31, 2022 and 2021:

	For the Years Ended July 31,
	2022	2021	$ Variance	%Variance

Interest expense	$(447,623)	$(227,900)	$(219,723)	96%
Change in fair value of derivative liability	224,667	89,669	134,998	151%
Derivative expense	-	(97,201)	97,201	100%
Debt forgiveness	-	41,931	(41,931)	100%
Lawsuit settlement	-	13,110	(13,110)	100%
Total	$(222,956)	$(180,391)	$(42,565)	24%

Interest Expense - Interest expense increased $219,723, or 96%, over the 2021 amount. The increase is primarily due to the amortization of debt discount and related interest payments on the AJB Note 2 which was issued and outstanding for six months in 2022.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflects a current year gain of $224,667 as compared to a gain of $89,669 in 2021. The current period gain resulted from a $116,435 decrease in the fair value of the derivative liability on the new AJB Note 2 and a $108,232 decrease in the far value of the derivative liability of the old AJB note 1 that was retired during the period.

Derivative Expense – Derivative expense decreased $97,201 from the same period in the prior year. 2021 derivative expense was associated with the issuance of the old AJB Note 1. The new AJB Note 2, issued in 2022, had no associated derivative expense.

Debt Forgiveness - Income from debt forgiveness was $41,931 for the year ended July 31, 2021. The income results from the forgiveness of our Small Business Administration Paycheck Protection Program loan, plus related accrued interest, on December 14, 2021. We had no debt forgiveness income in the year ended July 31, 2022.

Lawsuit Settlement - Income from lawsuit settlements was $13,110 for the year ended July 31, 2021. The income results from the settlement of a lawsuit with RBSM on May 27, 2021. We had no income from lawsuit settlements in the year ended July 31, 2022.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal years ending July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Current assets	$37,667	$49,018
Current liabilities	(3,153,778)	(2,259,432)
Working capital deficiency	$(3,116,111)	$(2,210,414)

Current assets for the year ended July 31, 2022 decreased $11,351 as compared to the year ended July 31, 2021. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid legal fees.

Current liabilities for the year ended July 31, 2022 increased $894,346 as compared to the fiscal year ended July 31, 2021. The increase is primarily due to related party accrued expenses for services under our Contract CEO Agreement, the continuing accrual of officer’s compensation and new proceeds from the AJB Note 2.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $212,177 for the year ended July 31, 2022 as compared to $592,192 for the year ended July 31, 2021. The $380,015 decrease in cash used during 2022 is primarily attributable to a decrease in cash payments for officer’s compensation.

Net Cash Used by Investing Activities

Net cash used by investing activities was $32,690 and $60,608 for the years ended July 31, 2022 and 2021, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $234,475 for the year ended July 31, 2022, which represents a $351,696 decrease from the 2021 amount. The decrease from 2021 is attributable to a $330,000 decrease in proceeds from the sale of common stock and stock subscriptions and a $156,700 decrease in net proceeds from the issuance of debt, which were offset by a net cash increase of $135,004 from related party loan and repayment transactions.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of July 31, 2022.

Going Concern Qualification

We have a history of losses, an accumulated deficit, negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2022 and 2021. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2022.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 31, 2022 or 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At July 31, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2022, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include:

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

Name	Age	Title
Scott M. Boruff	59	Chief Executive Officer, Director
Charles B. Lobetti, III	59	Chief Financial Officer
Kenneth M. Greenwood	64	Chief Technology Officer
Susan A. Reyes	59	Chief Medical Officer
G. Shayne Bench	49	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Director, Age 59

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

Charles B. Lobetti, III, Chief Financial Officer, Age 59

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

Kenneth M. Greenwood, Chief Technology Officer, Age 64

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

Susan A. Reyes, M.D., Chief Medical Officer, Age 59

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

G. Shayne Bench, Director, Age 49

G. Shayne Bench is co-founder and Chief Financial Officer of Trillium Healthcare Consulting. Mr. Bench began his professional career in 1994 with Beverly Enterprises where he held various leadership roles, including Vice President of Finance for all 53 Skilled Nursing Facilities in the state of Florida. In 2001, Mr. Bench joined an executive team to start up Genoa Healthcare Group. As Senior Vice President and Treasurer, he successfully managed the cash flow while the organization grew to 135 Skilled Nursing Facilities in 17 states with nearly one billion dollars in revenue. He managed all aspects of strategic capitalization, established creditor and banking relationships, and managed financial reporting to investors. Mr. Bench is originally from Louisiana and received his Bachelor of Science in Business Administration with a major in accounting from Northeastern State University. He currently resides in Sarasota, Florida where he enjoys golfing, boating, and Saints football.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2022 and 2021, were timely filed.

Term of Office

The Company’s directors are elected by the Company’s stockholders for a one-year term until the next annual general meeting of the Company’s stockholders, or until removed by the stockholders in accordance with the Company’s bylaws. The Company’s officers are appointed by the Board and hold office until removed by the Board.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only four officers and one director, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

Board Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our three most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at July 31, 2022 and 2021 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (in dollars)

	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Scott B. Boruff	2022	-	-	173,809	-	-	323,400	497,209
Chief Executive Officer	2021	225,000	-	294,510	-	-	98,400	617,910
Director (1)

Charles B. Lobetti, III	2022	104,000	8,855	52,461	-	-	4,800	170,116
Chief Financial Officer (2)	2021	104,000	-	86,732	-	-	4,800	195,532

Kenneth M. Greenwood	2022	141,350	-	166,763	-	-	-	308,113
Chief Technology Officer (3)	2021	257,000	-	166,763	-	-	-	423,763

Susan A. Reyes MD	2022	52,000	-	80,478	-	-	-	132,478
Chief Medical Officer (4)	2021	47,667	-	73,771	-	-	-	121,438

(1)	Mr. Boruff has served as our Chief Executive Officer and our sole Director since March 13, 2018.
(2)	Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019.
(3)	Mr. Greenwood has served as our Chief Technology Officer since June 15, 2020.
(4)	Ms. Reyes has served as our Chief Medical Officer since September 1, 2020

Director Compensation

Director compensation is determined on a case by case basis. On September 8, 2022, G. Shayne Bench was appointed to our board of directors for a term of one (1) year. As compensation for Mr. Bench’s service, he received a one (1) year restricted stock grant of 846,093 shares of the Company’s common stock. The restricted stock grant shall vest ratably, on a monthly basis, at the end of each month of completed service, and any vested shares shall be issued quarterly in conjunction with the ending of the Company’s normal quarterly reporting periods.

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses to attend board meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 23, 2022 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership (10)	Percent of Class (11)
Common	Scott M. Boruff, CEO, Director (1) 1462 Rudder Lane Knoxville, TN 37919	14,164,854	31.61%

Common	Charles B. Lobetti, III, CFO (2) 814 Evolve Way, Knoxville, TN 37915	1,000,000	2.33%

Common	Kenneth M. Greenwood, CTO (3) 404 Citrus Ridge Drive, Davenport, FL 33837	1,500,000	3.42%

Common	Susan A. Reyes, CMO (4) 9901 Sierra Vista Lane, Knoxville, TN 37922	716,666	1.67%

Common	G. Shayne Bench, Director (5) 309 Ringling Point Dr., Sarasota, FL 34234	141,016	0.33%

	All Officers and Directors as a Group	17,522,536	36.69%

Principal Shareholders:
Common	Julie Boruff (6) 1462 Rudder Lane, Knoxville, TN 37919	11,664,854	27.57%

Common	Platinum Equity Advisors, LLC (7) 1462 Rudder Lane, Knoxville, TN 37919	11,664,854	27.57%

Common	Jeremy Gindro (8) 310 Tanner Avenue, Florence, CO 81226	7,870,000	16.48%

	All Principal Shareholders as a Group (9)	7,870,000	16.48

1)	The shares owned by Mr. Boruff include 11,664,854 shares beneficially owned by Julie Boruff, who is the spouse of Mr. Boruff. Pursuant to Mr. Boruff’s March 13, 2018 employment agreement (which terminated May 1, 2021) as our Chief Executive Officer, the shares also include options to purchase 2,500,000 shares of our common stock, which are fully vested and exercisable at $3.00 per share and expire in 2023.

2)	Mr. Lobetti owned 400,000 shares at July 31, 2022 and 300,000 shares at July 31, 2021. Pursuant to Mr. Lobetti’s employment agreement dated October 8, 2019, the shares also include options to purchase 450,000 shares of our common stock which are vested and exercisable at $0.15 per share and expire in 2024. The number of shares owned by Mr. Lobetti also includes options to purchase 150,000 shares of our common stock at $0.15 per share which have not yet vested, but vest within 60-days of the filing of this report and expire in 2024. Mr. Lobetti received a restricted stock grant of 500,000 shares on July 16, 2020. Under the terms of the grant, 200,000 shares vested immediately with the remaining shares vesting equally over a three-year period.

3)	Mr. Greenwood owned no shares at July 31, 2022 and 2021. Pursuant to Mr. Greenwood’s employment agreement dated June 15, 2020, the shares include options to purchase 1,500,000 shares of our common stock which are vested and exercisable at $0.30 per share and expire in 2025. The number of shares owned by Mr. Greenwood excludes options to purchase 500,000 shares of our common stock at $0.30 per share which have not yet vested and expire in 2025.

4)	Susan Reyes owned no shares at July 31, 2022 and 2021. Pursuant to Susan Reyes’ employment agreement dated September 1, 2020, the shares include options to purchase 716,666 shares of our common stock which are vested and exercisable at $0.40 per share and expire in 2025. The number of shares owned by Ms. Reyes excludes options to purchase 283,334 shares of our common stock at $0.40 per share which have not yet vested and expire in 2025.

5)	G. Shayne Bench owned no shares at July 31, 2022 and 2021. Upon Mr. Bench’s appointment as a director of the Company on September 12, 2022, he received a one (1) year restricted stock grant of 846,093 shares of the Company’s common stock. The restricted stock grant vest ratably, on a monthly basis, at the end of each month of completed service.

6)	Includes shares owned by Platinum Equity Advisors, LLC, which is owned 100% and controlled by Julie Boruff.

7)	Owned 100% and controlled by Julie Boruff.

8)	The total includes 100,000 shares owned by James Gindro, the father of Jeremy Gindro.

9)	Only includes those shares not included in officers and directors as a group.

10)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

11)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 23, 2022 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of September 23, 2022, there were 47,762,355 shares beneficially owned.

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

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2022 and 2021, related parties were owed $267,765 and $202,290, respectively. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party advances may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC was owed $373,550 and $50,150 at July 31, 2022 and 2021, respectively.

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

	July 31, 2022	July 31, 2021

Audit Fees	$45,900	$42,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$45,900	$42,500

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

4.1

Promissory Note in the principal amount of $360,000 between the Company and AJB Capital Investments, LLC, dated February 2, 2021 (as with the Securities and Exchange Commission on Form 8-K dated February 5, 2021 and incorporated herein by reference).

4.2

Promissory Note in the principal amount of $600,000 between the Company and AJB Capital Investments, LLC, dated February 9, 2022 (as with the Securities and Exchange Commission on Form 8-K dated February 14, 2022 and incorporated herein by reference).

10.1	Advisory Agreement dated January 15, 2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2**	Employment Agreement between the Company and Charles B. Lobetti, III, dated October 8, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated January 14, 2020 and incorporated herein by reference)

10.3**	Employment Agreement between the Company and Kenneth M. Greenwood, dated June 15, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated June 16, 2020 and incorporated herein by reference)

10.4**	Employment Agreement between the Company and Susan A. Reyes, M.D., dated September 1, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated September 4, 2020 and incorporated herein by reference)

10.5**	Non-Employee Chief Executive Officer Engagement Agreement between the Company and Platinum Equity Advisors, LLC, effective May 1, 2021 (as filed with the Securities and Exchange Commission on Form 10-K dated October 28, 2021 and incorporated herein by reference)

10.6*	Consulting Agreement between the Company and G. Shayne Bench, effective August 26, 2022.

31.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith	**Executive Compensation Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: September 23, 2022
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: September 23, 2022
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 23, 2022	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer, Director (Principal Executive Officer)

Date: September 23, 2022	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Healthcare Integrated Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Integrated Technologies, Inc. (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended July 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2019

Brentwood, Tennessee

September 23, 2022

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2022	July 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,051	$11,443
Prepaid expenses	36,616	37,575
Total current assets	37,667	49,018

OTHER ASSETS:
Property and equipment, net	-	232
Intangibles, net	688,353	440,897
Total assets	$726,020	$490,147

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$202,973	$191,542
Accounts payable and accrued expenses, related party	641,315	252,440
Payroll related liabilities	1,452,434	1,152,218
Convertible notes	325,000	325,000
Notes payable, net	455,605	230,000
Derivative liability	76,451	108,232
Total current and total liabilities	3,153,778	2,259,432

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 42,304,673 and 40,118,007 shares issued and outstanding as of July 31, 2022 and 2021, respectively	42,305	40,118
Additional paid-in capital	11,839,645	11,039,284
Common stock subscribed	-	200,000
Stock subscription receivable	-	(100,000)
Accumulated deficit	(14,309,708)	(12,948,687)
Total stockholders’ deficit	(2,427,758)	(1,769,285)
Total liabilities and stockholders’ deficit	$726,020	$490,147

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2022	2021

OPERATING EXPENSES:
Selling, general and administrative	$1,138,065	$1,274,634
Total operating expenses	1,138,065	1,274,634

OPERATING LOSS	(1,138,065)	(1,274,634)

OTHER INCOME (EXPENSE):
Interest expense	(447,623)	(227,900)
Change in fair value of derivative liability	224,667	89,669
Derivative expense	-	(97,201)
Debt forgiveness	-	41,931
Lawsuit settlement	-	13,110
Total other income (expense)	(222,956)	(180,391)

NET LOSS	$(1,361,021)	$(1,455,025)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	42,024,810	37,377,106

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2022 AND 2021

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2020	36,474,611	$36,475	$9,564,989	$-	$(11,443,662)	$(1,842,198)

Net loss					(1,455,025)	(1,455,025)
Issuance of shares for cash	2,550,000	2,550	252,450			255,000
Purchase and cancellation of shares	(1,000,000)	(1,000)	1,000		(50,000)	(50,000)
Issuance of shares with debt recorded as debt discount	1,333,334	1,333	198,667			200,000
Issuance of shares upon the conversion of debt and related accrued interest	635,062	635	316,895			317,530
Issuance of shares for payment of accounts payable	25,000	25	4,975			5,000
Stock subscriptions				200,000		200,000
Stock subscription receivable				(100,000)		(100,000)
Stock-based compensation	100,000	100	700,308			700,408

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(1,361,021)	(1,361,021)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares for services	170,000	170	25,330			25,500
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Issuance of warrants with debt recorded as debt discount			99,905			99,905
Stock-based compensation	100,000	100	552,043			552,143

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$-	$(14,309,708)	$(2,427,758)

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,361,021)	$(1,455,025)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	11,215	8,571
Stock-based compensation	473,511	621,776
Issuance of equity for services	25,500	1,690
Amortization of debt discount	374,395	180,000
Change in fair value of derivative liability	(224,667)	(89,669)
Derivative expense	-	97,201
Debt forgiveness	-	(41,931)
Lawsuit settlement	-	(13,110)
Changes in operating assets and liabilities (excluding effects of acquisitions):
Prepaid expenses and other current assets	959	9,363
Accounts payable and accrued expenses	11,431	18,933
Accounts payable and accrued expenses, related party	323,400	50,150
Payroll related liabilities	153,100	19,859
NET CASH USED BY OPERATING ACTIVITIES	(212,177)	(592,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(32,690)	(60,608)
NET CASH USED BY INVESTING ACTIVITIES	(32,690)	(60,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	255,000
Proceeds from common stock subscriptions	25,000	100,000
Proceeds from debt issuance	504,000	300,700
Principal payments of short-term debt	(360,000)	-
Proceeds from related party loans	213,600	26,127
Payments of amounts owed to related parties	(148,125)	(95,656)
NET CASH PROVIDED BY FINANCING ACTIVITIES	234,475	586,171

Net change in cash and cash equivalents	(10,392)	(66,629)

Cash and cash equivalents, beginning of period	11,443	78,072

Cash and cash equivalents, end of period	$1,051	$11,443

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$51,180	$17,806

SIGNIFICANT NON-CASH INVESTING AND FINACING ACTIVITIES
Capital expenditures included in payroll related liabilities	$147,117	$271,340
Capital expenditures from stock-based compensation	$78,632	$78,632
Derivative liability recorded as debt discount	$192,886	$100,700
Issuance of warrants with debt, recorded as debt discount	$99,905	$-
Capital expenditures included in accounts payable and accrued expenses	$-	$2,710
Issuance of common stock with debt, recorded as debt discount	$-	$200,000
Issuance of common stock for payment of convertible debt	$-	$275,000
Issuance of common stock for payment of items included in accounts payable and accrued expenses	$-	$45,841
Issuance of debt for purchase and cancellation of shares	$-	$50,000

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022 and 2021

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation with no changes to previously reported net loss or stockholders’ deficit.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s future financial condition, liquidity, and results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2023.

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

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative liability at each balance sheet date. We record the change in the fair value of the derivative liability as other income or expense in the consolidated statements of operations.

The Company had a derivative liability of $76,451 and $108,232 as July 31, 2022 and 2021, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $36,535 and $5,297 for the years ended July 31, 2022 and 2021, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,361,021 for its most recent fiscal year ended July 31, 2022. As of July 31, 2022, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,923)	(8,691)
Total property and equipment, net	$-	$232

Depreciation expense for the years ended July 31, 2022 and 2021 was $232 and $2,221, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Intangible assets under development	559,103	388,523
Capitalized costs of patents	137,798	49,939
Capitalized costs of website	8,785	8,785
Less: accumulated amortization	(17,333)	(6,350)
Total intangibles, net	$688,353	$440,897

Amortization expense for the years ended July 31, 2022 and 2021 was $10,983 and $6,350, respectively.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of July 31, 2022, the weighted average remaining useful life of intangibles being amortized was approximately nineteen (19) years. We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2023	$7,256
2024	6,890
2025	6,890
2026	6,890
2027	6,890
Thereafter	94,434
Total expected amortization expense	$129,250

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Accounts payable	$119,725	$130,340
Accrued interest expense	83,248	61,202
Accounts payable and accrued expenses	202,973	191,542
Accounts payable, related party	267,765	202,290
Accrued expenses, related party	373,550	50,150
Accounts payable and accrued expenses, related party	641,315	252,440
Total accounts payable and accrued expenses	$844,288	$443,982

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Accrued officers’ payroll	$1,440,364	$1,140,148
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$1,452,434	$1,152,218

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
5% Convertible promissory notes	$325,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	600,000	360,000
Total debt obligations	975,000	735,000
Less debt discount	(194,395)	(180,000)
Less current portion	(780,605)	(555,000)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2022 and 2021, accrued but unpaid interest on the 5% Notes was $83,248 and $61,202, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets.

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

No 5% Notes were converted into shares of our common stock during the year ended July 31, 2022. During the year ended July 31, 2021, 5% Notes with a face amount of $275,000 and accrued interest expense of $42,531 were converted, at the option of the holder, into 635,062 shares of our common stock. At July 31, 2022, 5% Notes with a face amount of $325,000 and related accrued interest expense of $77,329 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Note”). In the event we default under the terms of the Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At July 31, 2022 and 2021, accrued but unpaid interest on the Note was $5,919 and $2,919, respectively, which is included in “accounts payable and accrued expenses” on our consolidated balance sheets.

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

Total unamortized debt discount related to the AJB Capital notes at July 31, 2022 and 2021 was $194,395 and $180,000, respectively. During the years ended July 31, 2022 and 2021, amortization of the debt discount on the AJB Capital notes was $374,395 and $180,000, respectively. Debt discount is included as a component of interest expense in the interim consolidated statements of operations.

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly instalments over the remaining 18-months of the loan term. On April 30, 2020, we closed a $41,667 SBA guaranteed PPP loan with Mountain Commerce Bank. We used the loan proceeds as permitted and applied for forgiveness of the entire loan amount and related accrued interest. On December 14, 2020, the outstanding principal balance of the note and related accrued interest of $264 were forgiven by the SBA, which is recorded as “Debt forgiveness” of $41,931 on the consolidated statements of operations for the year ended July 31, 2021.

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

The following table summarizes the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Balance at beginning of period	$108,232	$-
Derivative liability on issuance of notes	192,886	197,901
Change in fair value of derivative liability	(224,667)	(89,669)
Balance at end of period	$76,451	$108,232

During the years ended July 31, 2022 and 2021, the fair value of the derivative feature of the AJB Capital notes were calculated using the following range of assumptions:

	July 31, 2022	July 31, 2021
Expected volatility	70.4 to 101.2%	81.6 to 178.8%
Expected term (in years)	0.01 to 1.00	0.25 to 0.50
Risk-free interest rate	0.04 to 2.91%	0.04%
Dividend yield	None	None

On July 31, 2022 and 2021, the derivative liability related to the AJB Capital notes was $76,451 and $108,232, respectively. For the years ended July 31, 2022 and 2021, we recorded income of $224,667 and $89,669, respectively, related to the change in fair value of the derivative liability.

There was no derivative expense recorded in the year ended July 31, 2022. Upon the initial valuation of the derivative feature of the AJB Note 1 during the year ended July 31, 2021, we determined the total amount of debt discounts exceeded the face amount of the note and recorded derivative expense of $97,201 for the excess amount.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of July 31, 2022 and 2021 are as follows:

	July 31, 2022	July 31, 2021
Federal income tax benefit computed at the statutory rate	$(238,994)	$(305,555)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	-	750
Stock-based compensation	115,950	147,085
Derivatives	31,443	12,155
Valuation allowance	91,095	144,992
Other	506	573
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of July 31, 2022 and 2021 are as follows:

	July 31, 2022	July 31, 2021
Deferred tax assets:
Net operating loss carryovers	$773,851	$682,756
Valuation allowance	(773,851)	(682,756)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2022, we have approximately $3.59 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2022, 2021, 2020, 2019 and 2018 remain open to examination by the taxing jurisdictions to which we are subject.

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

No material interest or penalties on unpaid tax were recorded during the years ended July 31, 2022 and 2021. As of July 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2022 and 2021, related parties were owed $267,765 and $202,290, respectively, which are included in accounts payable and accrued expenses, related party on the consolidated balance sheets - see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party advances may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC was owed $373,550 and $50,150 at July 31, 2022 and 2021, respectively. The amount owed is included in accounts payable and accrued expenses, related party on the consolidated balance sheets - see Note 5.

NOTE 11 - COMMON STOCK

At July 31, 2022 and 2021, we had 42,304,673 and 40,118,007 shares of common stock outstanding, respectively. We issued 2,186,666 shares of common stock during the year ended July 31, 2022, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement, 170,000 shares were issued for services, and 100,000 shares were issued for the vesting of an employee stock grant. During the year ended July 31, 2021, we issued 4,643,396 shares of common stock, of which 2,550,000 shares were issued for cash, 1,333,334 shares were issued as part of a debt arrangement, 635,062 shares were issued upon conversion of debt and related accrued interest, 25,000 shares were issued for the settlement of accounts payable, and 100,000 shares were issued for the vesting of an employee stock grant. In addition, we purchased and immediately cancelled 1,000,000 shares of our common stock.

On August 10, 2021, we issued 1,250,000 shares of our common stock pursuant to a Securities Purchase Agreement (“SPA”) dated April 30, 2021. Under the original terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock for $200,000 at a price of $0.10 per share through a series of payments. After receipt of $125,000 from the investor, both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. We incurred no cost related to the private placement.

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

On July 16, 2022, we issued 100,000 shares of common stock to an employee upon the vesting of a portion of a restricted stock grant. The grant date fair value of the shares issued was $0.35 per share.

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

Summary of Stock Options and Warrants

During the year ended July 31, 2022, we recorded $473,511 of compensation expense, net of capitalized expense of $78,632, related to stock options and warrants. During the year ended July 31, 2021, we recorded $621,776 of compensation expense, net of capitalized expense of $78,631, related to stock options and warrants. There were no stock options or warrants issued during the year ended July 31, 2022. The grant date fair value of stock options and warrants issued during the year ended July 31, 2021 was $241,433.

We estimated the grant date fair value of stock options and warrants using the Black-Scholes pricing model with the following weighted average range of assumptions for the periods presented:

	July 31, 2022	July 31, 2021
Expected volatility	-	271.61%
Expected term (in years)	-	3.25
Risk-free interest rate	-	0.20%
Dividend yield	-	None

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

Dividend Yield

We have not estimated any dividend yield as we currently do not pay a dividend and do not anticipate paying a dividend over the expected term.

The following table summarizes our options and warrant activity for the years ended July 31, 2022 and 2021:

	July 31, 2022		July 31, 2021
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	7,350,000	$1.21	6,350,000	$1.34
Granted	-	-	1,000,000	0.40
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	5,800,000	$1.45	3,908,334	$1.50

Summary of Restricted Stock Grants

During the years ended July 31, 2022 and 2021, we recorded compensation expense related to restricted stock grants of $6,563 and $62,708, respectively.

The following table summarizes our restricted stock activity for the years ended July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Balance at beginning of period	200,000	300,000
Granted	-	-
Released	(100,000)	(100,000)
Forfeited	-	-
Balance at end of period	100,000	200,000

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

NOTE 15 - SUBSEQUENT EVENTS

On August 26, 2022, we entered into a Consulting Agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC. Pursuant to the Consulting Agreement, Mr. Bench was appointed to the Board of Directors of the Company on September 8, 2022. In connection with the appointment to the board, he received a restricted stock grant of 846,093 shares of the Company’s common stock. The restricted stock grant vest ratably, on a monthly basis, at the end of each month of completed service, and any vested shares shall be issued quarterly in conjunction with the ending of the Company’s normal quarterly reporting periods.

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than those listed above that would require adjustment to or disclosure in the consolidated financial statements.

