Form 10-Q
period 2022-10-31
Healthcare Integrated Technologies Inc.
filed 2022-12-15
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of December 15, 2022, there were 42,459,335 shares of common stock of the Registrant outstanding.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “ITEM 1A – RISK FACTORS” included in our most recent Annual Report on Form 10-K for the year ended July 31, 2022 as filed with the United States Securities and Exchange Commission on September 23, 2022.

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19	$1,051
Prepaid expenses	35,339	36,616
Total current assets	35,358	37,667

OTHER ASSETS:
Intangibles, net	737,283	688,353
Total assets	$772,641	$726,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$236,145	$202,973
Accounts payable and accrued expenses, related party	742,265	641,315
Payroll related liabilities	1,523,375	1,452,434
Convertible notes	325,000	325,000
Notes payable, net	552,802	455,605
Derivative liability	372,976	76,451
Total current and total liabilities	3,752,563	3,153,778

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 42,304,673 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively	42,305	42,305
Additional paid-in capital	11,930,373	11,839,645
Accumulated deficit	(14,952,600)	(14,309,708)
Total stockholders’ deficit	(2,979,922)	(2,427,758)
Total liabilities and stockholders’ deficit	$772,641	$726,020

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021

OPERATING EXPENSES:
Selling, general and administrative	$233,481	$341,097
Total operating expense	233,481	341,097

OPERATING LOSS	(233,481)	(341,097)

OTHER INCOME (EXPENSE):
Interest expense	(112,886)	(106,253)
Change in fair value of derivative liability	(296,525)	32,297
Total other income (expense)	(409,411)	(73,956)

NET LOSS	$(642,892)	$(415,053)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	42,304,673	40,989,425

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2022
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$-	$(14,309,708)	$(2,427,758)

Net loss					(642,892)	(642,892)
Stock-based compensation			90,728			90,728

Balances at October 31, 2022	42,034,673	$42,035	$11,930,373	$-	$(14,952,600)	$(2,979,922)

	Three Months Ended October 31, 2021
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(415,053)	(415,053)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Stock-based compensation			168,394			168,394

Balances at October 31, 2021	42,034,673	$42,035	$11,330,761	$-	$(13,363,740)	$(1,990,944)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(642,892)	$(415,053)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2,088	2,713
Stock-based compensation	71,069	148,735
Amortization of debt discount	97,198	90,000
Change in fair value of derivative liability	296,525	(32,297)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,277	959
Accounts payable and accrued expenses	33,174	(5,631)
Accounts payable and accrued expenses, related party	80,850	80,850
Payroll related liabilities	43,274	45,810
NET CASH USED BY OPERATING ACTIVITIES	(17,438)	(83,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(3,694)	(20,119)
NET CASH USED BY INVESTING ACTIVITIES	(3,694)	(20,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	20,100	70,900
Payments of amounts owed to related parties	-	(500)
Proceeds from common stock subscriptions	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,100	95,400

Net change in cash and cash equivalents	(1,032)	(8,633)

Cash and cash equivalents, beginning of period	1,051	11,443

Cash and cash equivalents, end of period	$19	$2,810

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$10,000	$10,800

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities	$27,667	$65,181
Capital expenditures from stock-based compensation	$19,658	$19,659
Capital expenditures included in accounts payable and accrued expenses	$-	$740

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of October 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on September 23, 2022.

Reclassifications

Certain prior period amounts may be reclassified to conform to current period presentation with no changes to previously reported net loss or stockholders’ deficit.

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

The Company had derivative liabilities of $372,976 and $76,451 as October 31, 2022 and July 31, 2022, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $3,793 and $10,704 for the three months ended October 31, 2022 and 2021, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 12.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $642,892 for the three months ended October 31, 2022 and $1,361,021 for its most recent fiscal year ended July 31, 2022. As of October 31, 2022, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,923)	(8,923)
Total property and equipment, net	$-	$-

Depreciation expense for the three months ended October 31, 2022 and 2021 was $-0- and $192, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
Intangible assets under development	$610,121	$559,103
Capitalized costs of patents	137,798	137,798
Capitalized costs of website	8,785	8,785
Less: accumulated amortization	(19,421)	(17,333)
Total intangibles, net	$737,283	$688,353

Amortization expense for the three months ended October 31, 2022 and 2021 was $2,089 and $2,521, respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of October 31, 2022, the weighted average remaining useful life of intangibles being amortized was approximately eighteen (18) years. We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2023	$7,256
2024	6,890
2025	6,890
2026	6,890
2027	6,890
Thereafter	94,434
Total expected amortization expense	$129,250

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
Accounts payable	$147,209	$119,725
Accrued interest expense	88,936	83,248
Accounts payable and accrued expenses	236,145	202,973

Accounts payable, related party	287,865	267,765
Accrued expenses, related party	454,400	373,550
Accounts payable and accrued expenses, related party	742,265	641,315
Total accounts payable and accrued expenses	$978,410	$844,288

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
Accrued officers’ payroll	$1,511,305	$1,440,364
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$1,523,375	$1,452,434

NOTE 7 - DEBT

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022
5% Convertible promissory notes	$325,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	600,000	600,000
Total debt obligations	975,000	975,000
Less debt discount	(97,198)	(194,395)
Less current portion	(877,802)	(780,605)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At October 31, 2022 and July 31, 2022, accrued but unpaid interest on the 5% Notes was $82,267 and $77,329, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

No 5% Notes were converted into shares of our common stock during the three months ended October 31, 2022 or during our latest fiscal year ending July 31, 2022. At October 31, 2022, 5% Notes with a face amount of $325,000 and related accrued interest expense of $82,267 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event we default under the terms of the AMP Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. Accrued but unpaid interest on the AMP Note at October 31, 2022 and July 31, 2022 was $6,669 and $5,919, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

Total unamortized debt discount related to the AJB Capital notes at October 31, 2022 and July 31, 2022 was $97,198 and $194,395, respectively. During the three months ended October 31, 2022 and 2021, amortization of the debt discount was $97,197 and $90,000, respectively. Debt discount is included as a component of interest expense in the interim consolidated statements of operations.

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

The following table summarizes the changes in fair value, including transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended October 31, 2022:

Fair Value Measurement Using Level 3 Inputs
Balance, July 31, 2022	$76,451
Change in fair value of derivative liability	296,525
Balance, October 31, 2022	$372,976

During the three months ended October 31, 2022 and 2021, the fair value of the derivative feature of the AJB Capital notes was calculated using the following assumptions:

	October 31, 2022	October 31, 2021
Expected volatility of underlying stock	105.65%	70.4%
Expected term (in years)	.27	.25
Risk-free interest rate	4.06%	0.04%
Dividend yield	None	None

As of October 31, 2022 and July 31, 2022, the derivative liability related to the AJB Capital notes was $372,976 and $76,451, respectively. For the three months ended October 31, 2022 and 2021, we recorded expense of $296,525 and income of $32,297, respectively, related to the change in fair value of the derivative liability.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% for the three months ended October 31, 2022 and 2021 are as follows:

	October 31, 2022	October 31, 2021
Federal income tax benefit computed at the statutory rate	$(135,007)	$(87,161)
Increase resulting from:
Stock-based compensation	19,053	35,363
Derivatives	72,397	(1,496)
Valuation allowance	43,557	53,132
Other	-	162
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of October 31, 2022 and July 31, 2022 are as follows:

	October 31, 2022	July 31, 2022
Deferred tax assets:
Net operating loss carryovers	$817,408	$773,851
Valuation allowance	(817,408)	(773,851)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2022, our most recently completed fiscal year, we have approximately $3.16 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

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

No material interest or penalties on unpaid tax were recorded during the three months ended October 31, 2022 and 2021. As of October 31, 2022 and July 31, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of October 31, 2022 and July 31, 2022, related parties were owed $742,265 and $641,315, respectively, which are included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets - see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. At October 31, 2022 and July 31, 2022, we owed Platinum Equity $454,400 and $373,550, respectively, under the terms of the Contract CEO Agreement. The amount owed is included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets - see Note 5.

NOTE 11 - COMMON STOCK

At October 31, 2022 and July 31, 2022, we had 42,304,673 shares of common stock outstanding. We issued no shares of common stock during the three months ended October 31, 2022. During the fiscal year ended July 31, 2022, we issued 2,186,666 shares of common stock, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement and 170,000 shares were issued for services, and 100,000 shares were issued for the vesting of an employee stock award.

NOTE 12 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the three months ended October 31, 2022, we recorded $71,070 of compensation expense, net of capitalized expense of $19,658, related to stock options and warrants. During the three months ended October 31, 2021, we recorded $141,443 of compensation expense, net of capitalized expense of $19,658, related to stock options and warrants. We granted no stock options or warrants during the three months ended October 31, 2022 or 2021.

The following table summarizes our options and warrant activity for the three months ended October 31, 2022 and fiscal year ended July 31, 2022:

	October 31, 2022		July 31, 2022
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	7,350,000	$1.21	7,350,000	$1.21
Granted	-	-	-	-
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	6,233,333	$1.37	5,800,000	$1.45

Summary of Restricted Stock Grants

During the three months ended October 31, 2022 and 2021, we recorded compensation expense related to restricted stock grants of $4,820 and $7,292, respectively.

The following table summarizes our restricted stock activity for the three months ended October 31, 2022 and fiscal year ended July 31, 2022:

	October 31, 2022	July 31, 2022
Balance at beginning of period	100,000	200,000
Granted	846,093	-
Released	-	(100,000)
Forfeited	-	-
Balance at end of period	946,093	100,000

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUBSEQUENT EVENTS

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three months ended October 31, 2022 and 2021. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2022 as filed with the SEC on September 23, 2022.

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

Financial and Operating Results

Results of Operations

Three Months Ended October 31, 2022 Compared to the Three Months Ended October 31, 2021

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended October 31, 2022 and 2021:

	For the Three Months Ended October 31,
	2022	2021	$ Variance	%Variance

Officers’ salaries	$124,124	$131,756	$(7,632)	(6)%
Stock-based compensation	71,069	148,735	(77,666)	(52)%
Professional fees	31,528	43,504	(11,976)	(28)%
Advertising and marketing	3,793	10,704	(6,911)	(65)%
Depreciation and amortization	2,089	2,713	(624)	(23)%
Other	878	3,685	(2,807)	(76)%
Total	$233,481	$341,097	$(107,616)	(32)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $7,632 from 2021, or 6%. The decrease resulted from a bonus being paid to our CFO in 2021.

Stock-based Compensation - Stock-based compensation expense decreased $77,666, or 52%, from the same period in the prior year. The decrease results from a 2022 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a reduction in the expense related to a restricted stock grant to our CFO.

Professional Fees - Professional fees decreased $11,976, or 28%, over the 2021 amount. In 2022, fees paid to outside consultants decreased $10,120, which was primarily related to fees paid on financing matters. In addition, accounting fees decreased $2,900 over the same period in the prior year. The decrease in consulting and accounting fees was partially offset by small increases in legal and filing fees.

Advertising and Marketing - Advertising and marketing expense decreased $6,911, or 65%, over 2021. The decrease is primarily due to the elimination of a contract sales and marketing representative in 2022.

Depreciation and Amortization - Depreciation and amortization expense decreased $624 over the same period in the prior year. The decrease results from declining expense as older assets become fully depreciated and/or disposed of.

Other - Other expense decreased $2,807, or 76%, over the same period in the prior year. The increase primarily relates to lower travel and entertainment related expenses in 2022.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended October 31, 2022 and 2021:

	For the Three Months Ended October 31,
	2022	2021	$ Variance	%Variance

Interest expense	$(112,886)	$(106,253)	$(6,633)	(6)%
Change in fair value of derivative liability	(296,525)	32,297	(328,822)	(1,018)%
Total	$(409,411)	$(73,956)	$(335,455)	(454)%

Interest Expense - Interest expense increased $6,633 over the same period in the prior year. The increase is primarily due to increased amortization of the debt discount associated with the new AJB Note 2 and an increase in the monthly coupon interest on the larger principal balance of the AJB Note 2.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflects a current period loss of $296,525 as compared to a gain of $32,397 in the prior period. The current period loss resulted from a decrease in the fair value of the derivative liability on the new AJB Capital note during the period.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended October 31, 2022 and fiscal year ended July 31, 2022:

	October 31, 2022	July 31, 2022
Current assets	$35,358	$37,667
Current liabilities	(3,752,563)	(3,153,778)
Working capital deficiency	$(3,717,205)	$(3,116,111)

Current assets for the interim period ended October 31, 2022 decreased $2,309 as compared to the fiscal year ended July 31, 2022. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the interim period ended October 31, 2022 increased $598,785 as compared to the fiscal year ended July 31, 2022. The increase is primarily due to increases in accounts payable, short-term loans from related parties to meet cash flow needs, the continuing accrual of officer’s compensation, new proceeds from the AJB Note 2 and an increase in the fair value of derivative liabilities.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $17,438 for the three months ended October 31, 2022 as compared to $83,914 for the three months ended October 31, 2021. The $66,476 decrease in cash used by operating activities during 2022 is primarily attributable to a decrease in cash payment of audit related expenses and an overall effort by management to reduce operating costs.

Net Cash Used by Investing Activities

Net cash used by investing activities was $3,694 and $20,119 for the three months ended October 31, 2022 and 2021, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20,100 for the three months ended October 31, 2022, which represents a $75,300 decrease over the same period of 2021. The decrease from 2021 is primarily due to a $25,000 decline in proceeds from stock subscriptions and a net cash decrease of $50,300 from related party loan and repayment transactions.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of October 31, 2022.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our July 31, 2022 Annual Report.

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

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At October 31, 2022, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of December 15, 2022, 5% Notes with face amounts totaling $425,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $325,000 have matured and are currently in default for non-payment of principal and related accrued interest of $84,626 as of the filing date of this interim report.

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

Healthcare Integrated Technologies, Inc.

Date:	December 15, 2022
		By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date:	December 15, 2022
		By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

