Form 10-Q
period 2023-01-31
Healthcare Integrated Technologies Inc.
filed 2023-03-22
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 22, 2023, there were 45,282,384 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2023	July 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16	$1,051
Prepaid expenses	35,339	36,616
Total current assets	35,355	37,667

OTHER ASSETS:
Intangibles, net	781,040	688,353
Total assets	$816,395	$726,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$237,673	$202,973
Accounts payable and accrued expenses, related party	868,481	641,315
Payroll related liabilities	1,594,318	1,452,434
Convertible notes	275,000	325,000
Notes payable, net	650,000	455,605
Derivative liability	216,082	76,451
Total current and total liabilities	3,841,554	3,153,778

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 42,830,061 and 42,304,673 shares issued and outstanding as of January 31, 2023 and July 31, 2022, respectively	42,830	42,305
Additional paid-in capital	12,102,710	11,839,645
Accumulated deficit	(15,170,699)	(14,309,708)
Total stockholders’ deficit	(3,025,159)	(2,427,758)
Total liabilities and stockholders’ deficit	$816,395	$726,020

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

OPERATING EXPENSES:
Selling, general and administrative	$255,161	$314,264	$488,642	$655,361
Total operating expenses	255,161	314,264	488,642	655,361

OPERATING LOSS	(255,161)	(314,264)	(488,642)	(655,361)

OTHER INCOME (EXPENSE):
Interest expense	(119,832)	(106,253)	(232,718)	(212,506)
Change in fair value of derivative liability	156,894	26,794	(139,631)	59,091
Total other income (expense)	37,062	(79,459)	(372,349)	(153,415)

NET LOSS	$(218,099)	$(393,723)	$(860,991)	$(808,776)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	42,444,137	42,085,284	42,473,648	41,172,665

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2023
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$-	$(14,309,708)	$(2,427,758)

Net loss					(642,892)	(642,892)
Stock-based compensation			90,728			90,728
Activity for the three months ended October 31, 2022	-	-	90,728	-	(642,892)	(552,164)

Net loss					(218,099)	(218,099)
Issuance of shares for services	250,000	250	13,500			13,750
Issuance of shares for the conversion of debt and related accrued interest	120,726	121	60,242			60,363
Stock-based compensation	154,662	154	98,595			98,749
Activity for the three months ended January 31, 2023	525,388	525	172,337	-	(218,099)	(45,237)

Balances at January 31, 2023	42,830,061	$42,830	$12,102,710	$-	$(15,170,699)	$(3,025,159)

	Six Months Ended January 31, 2022
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(415,053)	(415,053)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Stock-based compensation			168,394			168,394
Activity for the three months ended October 31, 2021	1,916,666	1,917	291,477	(100,000)	(415,053)	(221,659)

Net loss					(393,723)	(393,723)
Issuance of shares for services	170,000	170	25,330			25,500
Stock-based compensation			168,393			168,393
Activity for the three months ended January 31, 2022	170,000	170	193,723	-	(393,723)	(199,830)

Balances at January 31, 2022	42,204,673	$42,205	$11,524,484	$-	$(13,757,463)	$(2,190,774)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(860,991)	$(808,776)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	11,865	5,574
Stock-based compensation	163,911	322,970
Amortization of debt discount	194,395	180,000
Change in fair value of derivative liability	139,631	(59,091)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,277	959
Accounts payable and accrued expenses	40,769	6,245
Accounts payable and accrued expenses, related party	161,700	161,700
Payroll related liabilities	86,552	86,551
NET CASH USED BY OPERATING ACTIVITIES	(60,891)	(103,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(5,610)	(25,022)
NET CASH USED BY INVESTING ACTIVITIES	(5,610)	(25,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	65,466	163,400
Payments of amounts owed to related parties	-	(70,825)
Proceeds from common stock subscriptions	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,466	117,575

Net change in cash and cash equivalents	(1,035)	(11,315)

Cash and cash equivalents, beginning of period	1,051	11,443

Cash and cash equivalents, end of period	$16	$128

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$20,000	$21,600

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities	$55,333	$91,785
Capital expenditures from stock-based compensation	$39,316	$39,316
Capital expenditures included in accounts payable and accrued expenses	$4,294
Issuance of common stock for payment of convertible debt	$50,000
Issuance of common stock for payment of items included in accounts payable and accrued expenses	$10,363

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of January 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on September 23, 2022.

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The Company had derivative liabilities of $216,082 and $76,451 as January 31, 2023 and July 31, 2022, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $3,793 and $14,826 for the six months ended January 31, 2023 and 2022, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $860,991 for the six months ended January 31, 2023 and $1,361,021 for its most recent fiscal year ended July 31, 2022. As of January 31, 2023, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,923)	(8,923)
Total property and equipment, net	$-	$-

Depreciation expense for the six months ended January 31, 2023 and 2022 was $-0- and $232, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
Intangible assets under development	$663,655	$559,103
Capitalized costs of patents	128,794	137,798
Capitalized costs of website	8,785	8,785
Less: accumulated amortization	(20,194)	(17,333)
Total intangibles, net	$781,040	$688,353

Amortization expense for the six months ended January 31, 2023 and 2022 was $11,865 and $5,342, respectively. Amortization expense for the six months ended January 31, 2023 includes $8,279 related to the abandonment of a patent during the period.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of January 31, 2023, the weighted average remaining useful life of intangibles being amortized was approximately eighteen (18) years. We expect the remaining estimated aggregate amortization expense to be as follows:

2023	$3,586
2024	6,440
2025	6,440
2026	6,440
2027	6,440
Thereafter	88,039
Total expected amortization expense	$117,385

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
Accounts payable	$156,465	$119,725
Accrued interest expense	81,208	83,248
Accounts payable and accrued expenses	237,673	202,973

Accounts payable, related party	333,231	267,765
Accrued expenses, related party	535,250	373,550
Accounts payable and accrued expenses, related party	868,481	641,315
Total accounts payable and accrued expenses	$1,106,154	$844,288

NOTE 6 – PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
Accrued officers’ payroll	$1,582,248	$1,440,364
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$1,594,318	$1,452,434

NOTE 7 – DEBT

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022
5% Convertible promissory notes	$275,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	600,000	600,000
Total debt obligations	925,000	975,000
Less debt discount	-	(194,395)
Less current portion	(925,000)	(780,605)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At January 31, 2023 and July 31, 2022, accrued but unpaid interest on the 5% Notes was $81,208 and $83,248, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

5% Notes with a face amount of $50,000 and related accrued interest of $10,363 were converted into shares of our common stock during the six months ended January 31, 2023 or. There were no 5% Notes converted into shares of our common stock during our latest fiscal year ending July 31, 2022. At January 31, 2023, 5% Notes with a face amount of $275,000 and related accrued interest expense of $73,789 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event we default under the terms of the AMP Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. Accrued but unpaid interest on the AMP Note at January 31, 2023 and July 31, 2022 was $7,419 and $5,919, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

Total unamortized debt discount related to the AJB Capital notes at January 31, 2023 and July 31, 2022 was $-0- and $194,395, respectively. During the six months ended January 31, 2023 and 2022, amortization of the debt discount was $194,395 and $90,000, respectively. Debt discount is included as a component of interest expense in the interim consolidated statements of operations.

NOTE 8 – DERIVATIVE LIABILITY

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

The following table summarizes the changes in fair value, including transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended January 31, 2023:

Fair Value Measurement Using Level 3 Inputs
Balance, July 31, 2022	$76,451
Change in fair value of derivative liability	139,631
Balance, January 31, 2023	$216,082

During the six months ended January 31, 2023 and 2022, the fair value of the derivative feature of the AJB Capital notes was calculated using the following range of assumptions:

	January 31, 2023	January 31, 2022
Expected volatility of underlying stock	105.65-126.40%	70.4-100.34%
Expected term (in years)	.02 - .27	.01 - .25
Risk-free interest rate	4.06-4.58%	0.04%
Dividend yield	None	None

As of January 31, 2023 and July 31, 2022, the derivative liability related to the AJB Capital notes was $216,082 and $76,451, respectively. For the six months ended January 31, 2023 and 2022, we recorded expense of $139,631and income of $59,091, respectively, related to the change in fair value of the derivative liability.

NOTE 9 – INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% for the six months ended January 31, 2023 and 2022 are as follows:

	January 31, 2023	January 31, 2022
Federal income tax benefit computed at the statutory rate	$(180,808)	$(169,843)
Increase resulting from:
Stock-based compensation	42,678	70,725
Derivatives	73,771	25,391
Valuation allowance	64,357	73,526
Other	2	201
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of January 31, 2023 and July 31, 2022 are as follows:

	January 31, 2023	July 31, 2022
Deferred tax assets:
Net operating loss carryovers	$838,208	$773,851
Valuation allowance	(838,208)	(773,851)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2022, our most recently completed fiscal year, we have approximately $3.59 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

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

No material interest or penalties on unpaid tax were recorded during the six months ended January 31, 2023 and 2022. As of January 31, 2023 and July 31, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.

NOTE 10 – RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of January 31, 2023 and July 31, 2022, related parties were owed $333,231 and $267,765, respectively, which are included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets – see Note 5. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. At January 31, 2023 and July 31, 2022, we owed Platinum Equity $535,250 and $373,550, respectively, under the terms of the Contract CEO Agreement. The amount owed is included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets – see Note 5.

NOTE 11 – COMMON STOCK

At January 31, 2023 and July 31, 2022, we had 42,830,061 and 42,304,673 shares of common stock outstanding, respectively. We issued 404,662 shares for services and 120,726 shares for the conversion of debt and related accrued interest during the six months ended January 31, 2023. During the fiscal year ended July 31, 2022, we issued 2,186,666 shares of common stock, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement, 170,000 shares were issued for services, and 100,000 shares were issued for the vesting of an employee stock award.

On August 26, 2022, we executed a consulting agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC, or assignee (“Bench”) to provide business advisory services in analyzing, structuring, negotiating and effecting business combinations, and serving on our Board of Directors. Pursuant to the terms of the agreement, we provided Bench a one (1) year restricted stock award of 846,093 shares. The restricted stock award vest ratably, on a monthly basis, at the end of each month of completed service. Vested common shares are issued on a quarterly basis in accordance with the Company’s quarterly reporting periods. On November 8, 2022, we issued 154,662 shares of our common stock to Bench at an estimated value of $0.0135 per share for shares vested through our fiscal quarter ended October 31, 2022.

On January 20, 2023, we issued 120,726 shares of common stock to the holder of a $50,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $10,363 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

NOTE 12 – STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the six months ended January 31, 2023, we recorded $128,059 of compensation expense, net of capitalized expense of $39,316, related to stock options and warrants. During the six months ended January 31, 2022, we recorded $282,887 of compensation expense, net of capitalized expense of $39,316, related to stock options and warrants. We granted no stock options or warrants during the six months ended January 31, 2023 or 2022.

The following table summarizes our options and warrant activity for the six months ended January 31, 2023 and fiscal year ended July 31, 2022:

	January 31, 2023		July 31, 2022
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	7,350,000	$1.21	7,350,000	$1.21
Granted	-	-	-	-
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	6,233,333	$1.37	5,800,000	$1.45

Summary of Restricted Stock Grants

During the six months ended January 31, 2023 and 2022, we recorded compensation expense related to restricted stock grants of $22,103 and $14,583, respectively. The grant date fair value of restricted stock awards during the six months ended January 31, 2023 was $76,422. There were no restricted stock grants during the year ended July 31, 2022.

The following table summarizes our restricted stock activity for the six months ended January 31, 2023 and fiscal year ended July 31, 2022:

	January 31, 2023	July 31, 2022
Balance at beginning of period	100,000	200,000
Granted	2,846,093	-
Released	-	(100,000)
Forfeited	-	-
Balance at end of period	2,946,093	100,000

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On October 8, 2019, in connection with the appointment of Charles B. Lobetti, III as Chief Financial Officer of the Company, the Company and Mr. Lobetti entered into an employment agreement (the “Lobetti Employment Agreement”) with an initial term of three (3) years and is currently on a month-to-month basis. Pursuant to a modification of the Lobetti Employment Agreement effective May 1, 2020, the Company shall pay Mr. Lobetti an annual base salary of $104,000 per year as compensation for his services. In the event Mr. Lobetti’s employment with the Company is terminated without cause, Mr. Lobetti shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Lobetti is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Lobetti shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Lobetti is eligible for equity awards as approved by the Board of Directors as defined in the agreement.

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

NOTE 14 – SUBSEQUENT EVENTS

On February 10, 2023, we issued 254,446 shares of common stock to the holder of a $100,000 5% Convertible Promissory Note (the “Note”) in exchange for the Note plus accrued interest of $27,223 through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than those described above that would require adjustment to or disclosure in the interim consolidated financial statements.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the six months ended January 31, 2023 and 2022. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2022 as filed with the SEC on September 23, 2022.

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

Financial and Operating Results

Results of Operations

Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended January 31, 2023 and 2022:

	For the Three Months Ended January 31,
	2023	2022	$ Variance	%Variance

Officers’ salaries	$124,169	$124,252	$(83)	-
Stock-based compensation	92,843	148,735	(55,892)	(38)%
Professional fees	27,411	33,338	(5,927)	(18)%
Advertising and marketing	-	4,122	(4,122)	-
Depreciation and amortization	9,776	2,860	6,916	242%
Other	962	957	5	1%
Total	$255,161	$314,264	$(59,103)	(19)%

Stock-based Compensation–- Stock-based compensation expense decreased $55,892, or 38%, from the same period in the prior year. The decrease results from a 2023 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a restricted stock grant to our CFO, which was partially offset by the expense related to the issuance of new shares and restricted stock grants to outside consultants.

Professional Fees - Professional fees decreased $5,927, or 18%, over the 2022 amount. In 2023, fees paid to outside consultants decreased by $6,870, which was partially offset by a small net increase in other professional fees such as accounting, legal, transfer agent and Edgar processing fees.

Advertising and Marketing - Advertising and marketing expense decreased $4,122 over 2022. The decrease is primarily due to the elimination of a contract sales and marketing representative in 2023.

Depreciation and Amortization - Depreciation and amortization expense increased $6,916 over the same period in the prior year. The increase primarily results from the abandonment of a patent in 2023 which was partially offset by declining depreciation and amortization expense as older assets become fully expensed and/or disposed of.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended January 31, 2023 and 2022:

	For the Three Months Ended January 31,
	2023	2022	$ Variance	%Variance

Interest expense	$(119,832)	$(106,253)	$(13,579)	13%
Change in fair value of derivative liability	156,894	26,794	130,100	486%
Total	$37,062	$(79,459)	$116,521	(147)%

Interest Expense - Interest expense increased $13,579, or 13%, over the same period in the prior year. The increase is primarily due to increased amortization of the debt discount associated with the new AJB Note 2 and an increase in the monthly coupon interest on the larger principal balance of the AJB Note 2.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflect a current period gain of $156,894 as compared to a gain of $26,794 in the prior period. The current period gain resulted from a decrease in the fair value of the derivative liability on the new AJB Capital note during the current three month period.

Six Months Ended January 31, 2023 Compared to the Six Months Ended January 31, 2022

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the six months ended January 31, 2023 and 2022:

	For the Six Months Ended January 31,
	2023	2022	$ Variance	%Variance

Officers’ salaries	$248,293	$256,008	$(7,715)	(3)%
Stock-based compensation	163,912	297,470	(133,558)	(45)%
Professional fees	58,939	76,842	(17,903)	(23)%
Advertising and marketing	3,793	14,826	(11,033)	(74)%
Depreciation and amortization	11,865	5,573	6,292	113%
Other	1,840	4,642	(2,802)	(60)%
Total	$488,642	$655,361	$(166,719)	(25)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $7,715 from 2022, or 3%. The decrease resulted from a bonus being paid to our CFO in 2022.

Stock-based Compensation - Stock-based compensation expense decreased $133,558, or 45%, from the same period in the prior year. The decrease results from a 2023 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a restricted stock grant to our CFO, which was partially offset by the expense related to the issuance of new shares and restricted stock grants to outside consultants.

Professional Fees - Professional fees decreased $17,903, or 23%, over the 2022 amount. In 2023, fees paid to outside consultants decreased $16,990 and accounting fees decreased $2,305 over the same period in the prior year. The decreases in consulting and accounting fees were partially offset by small increases in legal, transfer agent and Edgar processing fees.

Advertising and Marketing - Advertising and marketing expense decreased $11,033, or 74%, over 2022. The decrease is primarily due to the elimination of a contract sales and marketing representative in 2023.

Depreciation and Amortization - Depreciation and amortization expense increased $6,292 over the same period in the prior year. The increase primarily results from the abandonment of a patent which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense decreased $2,802, or 60%, over the same period in the prior year. The decrease primarily relates to lower travel and entertainment related expenses in 2023.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the six months ended January 31, 2023 and 2022:

	For the Six Months Ended January 31,
	2023	2022	$ Variance	%Variance

Interest expense	$(232,718)	$(212,506)	$(20,212)	(10)%
Change in fair value of derivative liability	(139,631)	59,091	(198,722)	(336)%
Total	$(372,349)	$(153,415)	$(218,934)	143%

Interest Expense - Interest expense increased $20,212, or 10%, over the same period in the prior year. The increase is primarily due to increased amortization of the debt discount associated with the new AJB Note 2 and an increase in the monthly coupon interest on the larger principal balance of the AJB Note 2.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflect a current period loss of $139,631 as compared to a gain of $59,091 in the prior period. The current period loss resulted from an increase in the fair value of the derivative liability on the new AJB Capital note during the six month period.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended January 31, 2023 and fiscal year ended July 31, 2022:

	January 31, 2023	July 31, 2022
Current assets	$35,355	$37,667
Current liabilities	(3,841,554)	(3,153,778)
Working capital deficiency	$(3,806,199)	$(3,116,111)

Current assets for the interim period ended January 31, 2023 decreased $2,312 as compared to the fiscal year ended July 31, 2022. The decrease is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the interim period ended January 31, 2023 increased $687,776 as compared to the fiscal year ended July 31, 2022. The increase is due to increases in accounts payable and accrued expenses, short-term loans from related parties to meet cash flow needs, the continuing accrual of officer’s compensation, new proceeds from the AJB Note 2 and an increase in the fair value of derivative liabilities. The increases were partially offset by a decrease in convertible notes due to note conversions to common stock during the period.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount, and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $60,891 for the six months ended January 31, 2023 as compared to $103,868 for the six months ended January 31, 2022. The $42,977 decrease in cash used by operating activities during 2023 is primarily attributable to accrued interest expense and an overall effort by management to reduce operating costs.

Net Cash Used by Investing Activities

Net cash used by investing activities was $5,610 and $25,022 for the six months ended January 31, 2023 and 2022, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $65,466 for the six months ended January 31, 2023, which represents a $52,109 decrease over the same period of 2022. The decrease from 2022 is primarily due to a $25,000 decline in proceeds from stock subscriptions and a net cash decrease of $27,109 from related party loan and repayment transactions.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of January 31, 2023.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At January 31, 2023, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2023, we issued 1,500,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private transaction. The net proceeds were used for the debt reduction. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of March 15, 2023, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $48,434 as of the filing date of this interim report.

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

Date: March 22, 2023
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: March 22, 2023
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

