Form 10-Q
period 2023-04-30
Healthcare Integrated Technologies Inc.
filed 2023-06-12
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 12, 2023, there were 48,193,907 shares of common stock of the Registrant outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2023	July 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,338	$1,051
Prepaid expenses	34,055	36,616
Total current assets	116,393	37,667

OTHER ASSETS:
Intangibles, net	840,005	688,353
Total assets	$956,398	$726,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$244,664	$202,973
Accounts payable and accrued expenses, related party	915,105	641,315
Payroll related liabilities	1,665,259	1,452,434
Convertible notes	175,000	325,000
Notes payable, net	500,000	455,605
Derivative liability	88,068	76,451
Total current and total liabilities	3,588,096	3,153,778

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 47,482,384 and 42,304,673 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively	47,482	42,305
Additional paid-in capital	12,738,049	11,839,645
Accumulated deficit	(15,417,229)	(14,309,708)
Total stockholders’ deficit	(2,631,698)	(2,427,758)
Total liabilities and stockholders’ deficit	$956,398	$726,020

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine months ended
	April 30,		April 30,
	2023	2022	2023	2022

OPERATING EXPENSES:
Selling, general and administrative	$255,614	$255,312	$744,256	$910,673
Total operating expenses	255,614	255,312	744,256	910,673

OPERATING LOSS	(255,614)	(255,312)	(744,256)	(910,673)

OTHER INCOME (EXPENSE):
Interest expense	(118,930)	(117,230)	(351,648)	(329,736)
Change in fair value of derivative liability	128,014	(43,347)	(11,617)	15,744
Total other income (expense)	9,084	(160,577)	(363,265)	(313,992)

NET LOSS	$(246,530)	$(415,889)	$(1,107,521)	$(1,224,665)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	43,697,382	42,204,673	43,121,977	41,275,903

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2023
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$-	$(14,309,708)	$(2,427,758)

Net loss					(860,991)	(860,991)
Issuance of shares for services	250,000	250	13,500			13,750
Issuance of shares for the conversion of debt and related accrued interest	120,726	121	60,242			60,363
Stock-based compensation	154,662	154	189,323			189,477
Activity for the six months ended January 31, 2023	525,388	525	263,065	-	(860,991)	(597,401)

Net loss					(246,530)	(246,530)
Issuance of shares for cash	3,000,000	3,000	297,000			300,000
Issuance of shares for services	200,000	200	14,800			15,000
Issuance of shares for the conversion of debt and related accrued interest	254,446	254	126,969			127,223
Issuance of shares for note amendment fees	1,000,000	1,000	99,000			100,000
Stock-based compensation	197,877	198	97,570			97,768
Activity for the three months ended April 30, 2023	4,652,323	4,652	635,339	-	(246,530)	393,461

Balances at April 30, 2023	47,482,384	$47,482	$12,738,049	$-	$(15,417,229)	$(2,631,698)

	Nine Months Ended April 30, 2022
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(808,776)	(808,776)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares for services	170,000	170	25,330			25,500
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Stock-based compensation			336,786			336,786
Activity for the six months ended January 31, 2022	2,086,666	2,087	485,199	(100,000)	(808,776)	(421,490)

Net loss					(415,889)	(415,889)
Issuance of shares with warrants recorded as debt discount			99,905			99,905
Stock-based compensation			121,320			121,320
Activity for the three months ended April 30, 2022	-	-	221,225	-	(415,889)	(194,664)

Balances at April 30, 2022	42,204,673	$42,205	$11,745,708	$-	$(14,173,352)	$(2,385,439)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,107,521)	$(1,224,665)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	13,475	8,394
Stock-based compensation	229,255	399,132
Shares issued for services	28,750	25,500
Shares issued for note amendment fees	100,000	-
Amortization of debt discount	194,394	277,198
Change in fair value of derivative liability	11,617	(15,744)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,561	959
Accounts payable and accrued expenses	77,527	5,379
Accounts payable and accrued expenses, related party	242,550	242,550
Payroll related liabilities	129,827	109,825
NET CASH USED BY OPERATING ACTIVITIES	(77,565)	(171,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	(22,388)	(28,856)
NET CASH USED BY INVESTING ACTIVITIES	(22,388)	(28,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,000	-
Proceeds from related party loans	94,401	168,600
Payments of amounts owed to related parties	(63,161)	(138,125)
Repayment of short-term debt	(150,000)	(360,000)
Proceeds from debt issuance	-	504,000
Proceeds from common stock subscriptions	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	181,240	199,475

Net change in cash and cash equivalents	81,287	(853)

Cash and cash equivalents, beginning of period	1,051	11,443

Cash and cash equivalents, end of period	$82,338	$10,590

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$30,000	$36,180

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for payment of convertible debt	$150,000
Issuance of common stock for payment of items included in accounts payable and accrued expenses	$37,586
Capital expenditures included in payroll related liabilities	$82,998	$119,451
Capital expenditures from stock-based compensation	$57,991	$58,974
Derivative liability recorded as debt discount		$192,886
Issuance of warrants with debt recorded as debt discount		$99,905

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of April 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022 filed with the SEC on September 23, 2022.

Consolidation Policy

Our consolidated financial statements are consolidated in accordance with U.S. GAAP and include our accounts and the accounts of our wholly owned subsidiaries. We eliminate all intercompany transactions from our financial results.

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

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company had derivative liabilities of $88,068 and $76,451 as April 30, 2023 and July 31, 2022, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $5,418 and $24,380 for the nine months ended April 30, 2023 and 2022, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 12 - Stock-Based Compensation.

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

Net Loss Per Common Share

We determine basic loss per share and diluted loss per share in accordance with the provisions of ASC 260, “Earnings Per Share.” Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted income loss per share is similar to that of basic earnings per share, except the denominator is increased, if the earnings are positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been exercised.

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

NOTE 2 – GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $1,107,521 for the nine months ended April 30, 2023 and $1,361,021 for its most recent fiscal year ended July 31, 2022. As of April 30, 2023, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
Equipment	$8,923	$8,923
Less: accumulated depreciation	(8,923)	(8,923)
Total property and equipment, net	$-	$-

Depreciation expense for the nine months ended April 30, 2023 and 2022 was $-0- and $232, respectively.

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
Intangible assets under development	$724,230	$559,103
Capitalized costs of patents	128,794	137,798
Capitalized costs of website	8,785	8,785

Less: accumulated amortization	(21,804)	(17,333)
Total intangibles, net	$840,005	$688,353

Amortization expense for the nine months ended April 30, 2023 and 2022 was $13,475 and $8,162, respectively. Amortization expense for the nine months ended April 30, 2023 includes $8,279 related to the abandonment of a patent during the period.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of April 30, 2023, the weighted average remaining useful life of intangibles being amortized was approximately eighteen (18) years. We expect the remaining aggregate amortization expense to be as follows:

2023	$1,610
2024	6,440
2025	6,440
2026	6,440
2027	6,440
Thereafter	88,405
Total expected remaining amortization expense	$115,775

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
Accounts payable	$186,749	$119,725
Accrued interest expense	57,915	83,248
Accounts payable and accrued expenses	244,664	202,973

Accounts payable, related party	299,005	267,765
Accrued expenses, related party	616,100	373,550
Accounts payable and accrued expenses, related party	915,105	641,315
Total accounts payable and accrued expenses	$1,159,769	$844,288

NOTE 6 – PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
Accrued officers’ payroll	$1,653,189	$1,440,364
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$1,665,259	$1,452,434

NOTE 7 – DEBT

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022
5% Convertible promissory notes	$175,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	450,000	600,000
Total debt obligations	675,000	975,000
Less debt discount	-	(194,395)
Less current portion	(675,000)	(780,605)
Long-term debt	$-	$-

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At April 30, 2023 and July 31, 2022, accrued but unpaid interest on the 5% Notes was $81,208 and $83,248, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

5% Notes with a face amount of $150,000 and related accrued interest of $37,586 were converted into shares of our common stock during the nine months ended April 30, 2023. There were no 5% Notes converted into shares of our common stock during our latest fiscal year ending July 31, 2022. At April 30, 2023, 5% Notes with a face amount of $175,000 and related accrued interest expense of $49,745 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. At April 30, 2023, the AMP Note is in default and management is in discussions with the holder to reach an amicable solution. In the event of default under the terms of the AMP Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. Accrued but unpaid interest on the AMP Note at April 30, 2023 and July 31, 2022 was $8,169 and $5,919, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

On February 9, 2022, we entered into a Securities Purchase Agreement with AJB Capital, pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 2”) in the principal amount of $600,000 for an aggregate purchase price of $534,000. The AJB Note 2 accrues interest at the rate of ten percent (10%) per annum and matured on February 9, 2023. We recorded a debt discount of $96,000 related to original issue discount and issuance cost of the note. The AJB Note 2 maturity date was subsequently amended to be May 25, 2023. The AJB Note 2 was paid in full on June 12, 2023. See Note 14 - Subsequent Events.

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

Total unamortized debt discount related to the AJB Capital notes at April 30, 2023 and July 31, 2022 was $-0- and $194,395, respectively. During the nine months ended April 30, 2023 and 2022, amortization of the debt discount was $194,395 and $277,198, respectively. Debt discount is included as a component of interest expense in the interim consolidated statements of operations.

Accrued but unpaid interest on the AJB Note 2 at April 30, 2023 and July 31, 2022 was $15,000 and $-0-, respectively, which is included in “accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

The following table summarizes the changes in fair value, including transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended April 30, 2023:

Fair Value Measurement Using Level 3 Inputs
Balance, July 31, 2022	$76,451
Change in fair value of derivative liability	11,617
Balance, April 30, 2023	$88,068

During the nine months ended April 30, 2023 and 2022, the fair value of the derivative feature of the AJB Capital notes was calculated using the following range of assumptions:

	April 30, 2023	April 30, 2022
Expected volatility of underlying stock	94.2-126.40%	70.42-101.16%
Expected term (in years)	.02 - .27	.01 – 1.00
Risk-free interest rate	4.06-4.58%	0.04 to 1.76%
Dividend yield	None	None

As of April 30, 2023 and July 31, 2022, the derivative liability related to the AJB Capital notes was $88,068 and $76,451, respectively. For the nine months ended April 30, 2023 and 2022, we recorded expense of $11,617 and income of $15,744, respectively, related to the change in fair value of the derivative liability.

NOTE 9 – INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% for the nine months ended April 30, 2023 and 2022 are as follows:

	April 30, 2023	April 30, 2022
Federal income tax benefit computed at the statutory rate	$(232,579)	$(257,180)
Increase resulting from:
Stock-based compensation	60,322	96,202
Derivatives	43,263	25,198
Valuation allowance	128,975	135,342
Other	19	438
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of April 30, 2023 and July 31, 2022 are as follows:

	April 30, 2023	July 31, 2022
Deferred tax assets:
Net operating loss carryovers	$902,826	$773,851
Valuation allowance	(902,826)	(773,851)
Net deferred tax asset, as reported	$-	$-

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

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2018 through 2022 remain open to examination by the taxing jurisdictions to which we are subject.

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

No material interest or penalties on unpaid tax were recorded during the nine months ended April 30, 2023 and 2022. As of April 30, 2023 and July 31, 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next fiscal year.

NOTE 10 – RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2023 and July 31, 2022, related parties were owed $299,005 and $267,765, respectively, which are included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. At April 30, 2023 and July 31, 2022, we owed Platinum Equity $616,100 and $373,550, respectively, under the terms of the Contract CEO Agreement. The amount owed is included in accounts payable and accrued expenses, related party on the interim consolidated balance sheets.

NOTE 11 – COMMON STOCK

At April 30, 2023 and July 31, 2022, we had 47,482,384 and 42,304,673 shares of common stock outstanding, respectively. We issued 3,000,000 shares for cash, 1,000,000 shares for note amendment fees, 450,000 shares for services, 375,172 shares for the conversion of debt and related accrued interest and 352,539 shares for the vesting of restricted stock grants during the nine months ended April 30, 2023. During the fiscal year ended July 31, 2022, we issued 2,186,666 shares of common stock, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement, 170,000 shares were issued for services, and 100,000 shares were issued for the vesting of an employee stock award.

On August 26, 2022, we executed a consulting agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC, or assignee (“Bench”) to provide business advisory services in analyzing, structuring, negotiating and effecting business combinations, and serving on our Board of Directors. Pursuant to the terms of the agreement, we provided Bench a one (1) year restricted stock award of 846,093 shares, which were valued at $0.0135 on the award date. The restricted stock award vest ratably, on a monthly basis, at the end of each month of completed service. Vested common shares are issued on a quarterly basis in accordance with the Company’s quarterly reporting periods. On November 8, 2022, we issued 154,662 shares of our common stock under the restricted stock award. On February 6, 2023, we issued an additional 197,877 shares or our common stock under the restricted stock award.

On November 1, 2023, we executed an agreement with a consultant to provide business advisory services on financings, corporate restructuring, strategic alliances and business relationships. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to the consultant at an estimated value of $0.055 per share.

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

On February 28, 2023, we issued 500,000 shares of common stock to AJB Capital Investments, LLC, the holder of a promissory note, as a fee for extending the maturity date of the note. The shares were issued at an agreed upon value of $0.10 per share.

On March 22, 2023, we completed a private placement of 1,500,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private placement.

On March 22, 2023, we issued 500,000 shares of common stock to AJB Capital Investments, LLC, the holder of a promissory note, as a fee for extending the maturity date of the note. The shares were issued at an agreed upon value of $0.10 per share.

On March 31, 2023, we completed a private placement of 400,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $40,000. We incurred no cost related to the private placement.

On March 31, 2023, we completed a private placement of 100,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $10,000. We incurred no cost related to the private placement.

On April 3, 2023, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On April 14, 2023, we issued 200,000 shares of our common stock at $0.075 per share to an attorney for legal services.

NOTE 12 – STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the nine months ended April 30, 2023, we recorded $189,869 of compensation expense, net of capitalized expense of $57,991, related to stock options and warrants. During the nine months ended April 30, 2022, we recorded $384,549 of compensation expense, net of capitalized expense of $58,974, related to stock options and warrants. We granted no stock options or warrants during the nine months ended April 30, 2023 or 2022.

The following table summarizes our options and warrant activity for the nine months ended April 30, 2023 and fiscal year ended July 31, 2022:

	April 30, 2023		July 31, 2022
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	7,350,000	$1.21	7,350,000	$1.21
Granted	-	-	-	-
Exercised	-	-	-	-
Balance at end of period	7,350,000	$1.21	7,350,000	$1.21
Options and warrants exercisable	6,566,666	$1.31	5,800,000	$1.45

Summary of Restricted Stock Grants

During the nine months ended April 30, 2023 and 2022, we recorded compensation expense related to restricted stock grants of $39,386 and $14,583, respectively. The grant date fair value of restricted stock awards during the nine months ended April 30, 2023 was $76,422. There were no restricted stock grants during the year ended July 31, 2022.

The following table summarizes our restricted stock activity for the nine months ended April 30, 2023 and fiscal year ended July 31, 2022:

	April 30, 2023	July 31, 2022
Balance at beginning of period	100,000	200,000
Granted	2,846,093	-
Released	(352,539)	(100,000)
Forfeited	-	-
Balance at end of period	2,593,554	100,000

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

NOTE 14 – SUBSEQUENT EVENTS

On May 11, 2023, we issued 500,000 shares of common stock to AJB Capital Investment, LLC, the holder of a promissory note, as a fee for extending the maturity date of the note. The shares were issued at an agreed upon value of $0.10 per share.

On June 12, 2023, we executed an unsecured Promissory Note in the amount of $372,069 to Platinum Equity Advisors, LLC, a related party. The Promissory Note bears interest at the rate of 10% per annum and matures on December 12, 2023. The Promissory Note requires no periodic payments and a balloon payment of $390,673 is due at maturity. There were no fees associated with the note issuance. The net proceeds of $372,069 were used to pay in full the principal and accrued interest due on the AJB Capital Investments, LLC Promissory Note. See Note 7 - Debt.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the nine months ended April 30, 2023 and 2022. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2022 as filed with the SEC on September 23, 2022.

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

[DISCUSS NEW PRODUCTS, PILOT PROGRAMS AND EXPECTED SALE IN Q4]

Financial and Operating Results

Results of Operations

Three Months Ended April 30, 2023 Compared to the Three Months Ended April 30, 2022

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the three months ended April 30, 2023 and 2022:

	For the Three Months Ended April 30,
	2023	2022	$ Variance	%Variance

Officers’ salaries	$124,125	$126,311	$(2,186)	(2)%
Stock-based compensation	65,343	101,662	(36,319)	(36)%
Professional fees	57,128	4,618	52,510	1,137%
Advertising and marketing	1,625	9,554	(7,929)	(83)%
Depreciation and amortization	1,610	2,821	(1,211)	(43)%
Other	5,783	10,346	(4,563)	(44)%
Total	$255,614	$255,312	$302	-

Stock-based Compensation–- Stock-based compensation expense decreased $36,319, or 36%, from the same period in the prior year. The decrease results from a 2023 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a restricted stock grant to our CFO, which was partially offset by the expense related to amortization of the grant date fair value of new restricted stock awards to outside consultants.

Professional Fees - Professional fees increased $52,510 over 2022. In 2023, expense outside consultants increased by $30,100, legal fees increased $16,284 and accounting fees increased $5,000 over the 2022 amounts. We also experienced small increases in transfer agent and Edgar processing fees.

Advertising and Marketing - Advertising and marketing expense decreased $7,929 over 2022. The decrease is primarily due to the elimination of a contract sales and marketing representative in 2023.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended April 30, 2023 and 2022:

	For the Three Months Ended April 30,
	2023	2022	$ Variance	%Variance

Interest expense	$(118,930)	$(117,230)	$(1,700)	1%
Change in fair value of derivative liability	128,014	(43,347)	171,361	395%
Total	$9,084	$(160,577)	$169,661	(106)%

Interest Expense - Interest expense increased $1,700, or 1%, over the same period in the prior year. Interest expense increased due to an increase in the monthly coupon interest on the larger principal balance and fees associated with extending the maturity date of the AJB Note 2. The increase was mostly offset by a decrease in the amortization of debt discount related to the AJB Note 2 as it became fully amortized in the third quarter of 2023.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflect a current period gain of $128,014 as compared to a loss of $43,347 in the prior period. The current period gain resulted from a decrease in the fair value of the derivative liability on the AJB Capital note during the current three month period.

Nine Months Ended April 30, 2023 Compared to the Nine Months Ended April 30, 2022

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products.

Selling, General and Administrative Expenses

The table below presents a comparison of our selling, general and administrative expenses for the nine months ended April 30, 2023 and 2022:

	For the Nine Months Ended April 30,
	2023	2022	$ Variance	%Variance

Officers’ salaries	$372,418	$382,319	$(9,901)	(3)%
Stock-based compensation	229,255	399,132	(169,877)	(43)%
Professional fees	116,067	81,460	34,607	42%
Advertising and marketing	5,418	24,380	(18,962)	(78)%
Depreciation and amortization	13,475	8,394	5,081	61%
Other	7,623	14,988	(7,365)	(49)%
Total	$744,256	$910,673	$(166,417)	(18)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $9,901 from 2022, or 3%. The decrease resulted from a bonus being paid to our CFO in 2022.

Stock-based Compensation - Stock-based compensation expense decreased $169,877, or 43%, from the same period in the prior year. The decrease results from a 2023 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO and a restricted stock grant to our CFO, which was partially offset by the expense related to the issuance of new shares and restricted stock grants to outside consultants.

Professional Fees - Professional fees increased $34,607, or 42%, over the 2022 amount. In 2023, expense for outside consultants increased $38,610, legal fees increased $17,102 and accounting fees increased $2,695 over the 2022 amounts. We also experienced small increases in transfer agent and Edgar processing fees.

Advertising and Marketing - Advertising and marketing expense decreased $18,962, or 78%, over 2022. The decrease is primarily due to the elimination of a contract sales and marketing representative in 2023.

Depreciation and Amortization - Depreciation and amortization expense increased $8,081, or 61%, over the same period in the prior year. The increase primarily results from the abandonment of a patent which was partially offset by declining depreciation expense as older assets become fully depreciated and/or disposed of.

Other - Other expense decreased $7,365, or 49%, over the same period in the prior year. The decrease primarily relates to lower travel and entertainment related expenses in 2023.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the nine months ended April 30, 2023 and 2022:

	For the Nine months ended April 30,
	2023	2022	$ Variance	%Variance

Interest expense	$(351,648)	$(329,736)	$(21,912)	(7)%
Change in fair value of derivative liability	(11,617)	15,744	(27,361)	(174)%
Total	$(363,265)	$(313,992)	$(49,273)	16%

Interest Expense - Interest expense increased $21,912, or 7%, over the same period in the prior year. The increase is primarily due to an increase in the monthly coupon interest on the larger principal balance and fees associated with extending the maturity date of the AJB Note 2. The increase was partially offset by a decrease in the amortization of debt discount related to the AJB Note 2 as it became fully amortized in the third quarter of 2023.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflect a current period loss of $11,617 as compared to a gain of $15,744 in the prior period. The current period loss resulted from an increase in the fair value of the derivative liability on the new AJB Capital note during the nine month period.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended April 30, 2023 and fiscal year ended July 31, 2022:

	April 30, 2023	July 31, 2022
Current assets	$116,393	$37,667
Current liabilities	(3,588,096)	(3,153,778)
Working capital deficiency	$(3,471,703)	$(3,116,111)

Current assets for the interim period ended April 30, 2023 increased $78,726 as compared to the fiscal year ended July 31, 2022. The increase is due to an increase in cash and cash equivalents that was partially offset by the amortization of prepaid expenses.

Current liabilities for the interim period ended April 30, 2023 increased $434,318 as compared to the fiscal year ended July 31, 2022. The increase is due to increases in accounts payable and accrued expenses, short-term loans from related parties to meet cash flow needs, the continuing accrual of officer’s compensation, and the new proceeds from the AJB Note 2. The increases were partially offset by a decrease in convertible notes due to note conversions to common stock and principal reduction payments on the AJB Note 2 during the period.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount, and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $77,565 for the nine months ended April 30, 2023 as compared to $171,472 for the nine months ended April 30, 2022. The $93,907 decrease in cash used by operating activities during 2023 is primarily attributable to accrued interest expense and an overall effort by management to reduce operating costs.

Net Cash Used by Investing Activities

Net cash used by investing activities was $22,388 and $28,856 for the nine months ended April 30, 2023 and 2022, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $181,240 for the nine months ended April 30, 2023, which represents a $18,235 decrease over the same period of 2022. The decrease resulted from $144,000 in new loan proceeds received in 2022 and the repayment of $150,000 in short-term debt in 2023. The decreases were offset by a 2023 increase in cash received from common stock subscriptions of $275,000 over the 2022 amount.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of April 30, 2023.

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

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At April 30, 2023, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2023, we issued 1,500,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $150,000. We incurred no cost related to the private transaction. The net proceeds were used for debt reduction. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On March 31, 2023, we issued 500,000 shares of our common stock at a price of $0.10 per share to two (2) accredited investors resulting in net proceeds to the Company of $50,000. We incurred no cost related to the private transactions. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On April 3, 2023, we issued 1,000,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for debt reduction and working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of June 14, 2023, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $51,015 as of the filing date of this interim report.

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event of default, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The AMP Note is currently in default for non-payment of the principal amount of $50,000 and related accrued interest of $8,227 as of the filing date of this report.

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

Date: June 12, 2023
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: June 12, 2023
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

