Form 10-K
period 2023-07-31
Healthcare Integrated Technologies Inc.
filed 2023-11-13
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 31, 2023 (the last business day of the registrant’s most recently completed second quarter), as reported on the OTC Pink market, was approximately $5,182,437. As of November 13, 2023, there were 69,298,198 shares of common stock of the registrant outstanding.

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

We recently introduced and are currently pilot testing two additional products - SafeFace™ and SafeGuard™. SafeFace provides fully automated and ambient time and attendance reporting for facility staff, and an integrated and automatic agency invoice reconciliation feature. SafeGuard is a novel fully ambient elopement detection and alerting system based on our facial recognition technology.

In addition to our current product offerings, we are developing a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients, and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

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

Third, we acquired IndeLiving Holdings, Inc. (“IndeLiving”) on March 13, 2018 and changed our name to Healthcare Integrated Technologies, Inc. Our current operations are described in the above “Overview” section. With the acquisition of IndeLiving, we had another change in management, and Scott M. Boruff became our CEO and Chairman of the Board of Directors.

Employees and Human Capital

At July 31, 2023, we had 4 employees.

At July 31, 2022, we had 4 employees.

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our objectives surrounding human capital resources include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and promote the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

ITEM 1A. RISK FACTORS.

Risks Related to Economic and Market Conditions

General Economic and Financial Conditions

The success of any investment activity is influenced by general economic and financial conditions, all of which are beyond the control of the Company. These conditions, such as the recent global economic concerns and significant downturns in the financial markets, may materially adversely affect our operating results, financial condition and ability to implement our business strategy and/or meet our return objectives.

Risks Related to Our Business

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

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

The Company also expects that new competitors may introduce products, systems or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing products, systems and services that have greater functionality or are less costly than the Company’s products, systems and services, and may be more successful in marketing such products, systems and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

The Company’s services are new and its industry is evolving

You should consider the Company’s viability by considering the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development. To be successful in this industry, the Company must, among other things:

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

Risks Related to Our Company

Uncertainty of profitability

Our business strategy may result in increased volatility of future revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered.

Our potential revenues and our profitability may be adversely affected by economic conditions and changes in the market. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

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

Our independent auditors’ report for the fiscal years ended July 31, 2023 and 2022 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended July 31, 2023 and 2022, our independent auditors included a going concern qualification in their report regarding concerns about our ability to continue as a going concern. We have incurred recurring losses and have generated limited revenue since inception. These factors and our need for additional financing to effectively execute our business plan raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We are entering a potentially highly competitive market

The markets for the healthcare and senior monitoring industries are competitive and evolving. We face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have or expect to have in the near future.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud, and any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the future trading price of our common stock

Effective internal control is necessary for us to provide reliable financial reporting and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

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

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional qualified staff.

The Company’s failure to continue to attract, train, or retain highly qualified personnel could harm the Company’s business

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company fails in attracting new personnel, or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

Risks Related to Our Common Stock

Because we will likely issue additional shares of our common stock, investment in our Company could be subject to substantial dilution

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of November 13, 2023, there were 69,298,198 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Trading in our common stock on the OTC Pink has been subject to wide fluctuations

Our common stock is currently quoted for public trading on the OTC Pink market. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to several factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our Certificate of Incorporation and By-Laws provides for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders due to corporate resources being expended for the benefit of officers and/or directors

Our Certificate of Incorporation and By-Laws include provisions that fully eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

We do not intend to pay dividends on any investment in the shares of common stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen

We have never paid any cash dividends on our common stock, and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the price of our common shares. This may never occur and investors may lose all their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares

Our shares, as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities, including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock

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

There could be unidentified risks involved with an investment in our securities

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in our securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire Annual Report and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

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

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Pink market under the symbol “HITC”. The OTC Pink market is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

The following table shows, for the periods indicated, the high and low bid prices per share of the Company’s common Stock as reported by the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2022
First quarter ended October 31, 2021	$0.48	$0.17
Second quarter ended January 31, 2022	$0.16	$0.09
Third quarter ended April 30, 2022	$0.12	$0.08
Fourth quarter ended July 31, 2022	$0.12	$0.05

Fiscal Year 2023
First quarter ended October 31, 2022	$0.22	$0.05
Second quarter ended January 31, 2023	$0.23	$0.06
Third quarter ended April 30, 2023	$0.16	$0.09
Fourth quarter ended July 31, 2023	$0.12	$0.06

(b) Holders

As of November 13, 2023, there were 69 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

Transfer Agent

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the years ended July 31, 2023 and 2022, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the fiscal years ended July 31, 2023 and 2022 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

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

We recently introduced and are currently pilot testing two additional products - SafeFace™ and SafeGuard™. SafeFace provides fully automated and ambient time and attendance reporting for facility staff, and an integrated and automatic agency invoice reconciliation feature. SafeGuard is a novel fully ambient elopement detection and alerting system based on our facial recognition technology.

In addition to our current product offerings, we are developing a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients, and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

Strategy

Our mission is to grow a profitable healthcare technology company by focusing on our core product, continuing the development of our proprietary software, and developing new uses and product lines for our technology. Our management team is focused on maintaining financial flexibility and assembling the right complement of personnel and outside consultants required to successfully execute our mission.

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which has allowed us to continue refining our initial product and readying it for pilot testing, developing future product offerings and adding talented individuals to our management team. Highlighted achievements for the fiscal year ended July 31, 2023 include:

●	An independent director was appointed to our Board of Directors. G. Shayne Bench was appointed to our Board of Directors on August 26, 2022. Mr. Bench is co-founder and Chief Financial Officer of Trillium Healthcare Consulting and brings a wealth of experience and knowledge in the senior living industry to the Company.

●	We received $300,000 in net proceeds from the sale of our common stock at an average price of $0.10 per share. The net proceeds were used to pay off existing debt and provide working capital.

●	At the option of the holders, convertible debt with a face amount of $150,000 and related accrued interest of $37,586 was converted into common shares of the Company. The conversion reduced short-term debt and increased equity by $187,586.

●	We issued a new promissory note to Platinum Equity Advisors, LLC, a related party, and received $372,069 in net proceeds. The net proceeds were used to retire the principal balance and related accrued interest under a promissory note to AJB Capital Investments, LLC. The new promissory note allows for greater flexibility and significantly reduces the risk and consequences of a default.

●	Our executive officers agreed to accept common stock as full or partial payment of all compensation owed under their respective compensation agreements as of July 31, 2023. Accrued compensation totaling $2,053,006 was paid in common stock of the Company at a weighted average agreed up value of $0.104 per share. The transaction significantly improved our balance sheet by reducing current liabilities and increasing equity by the $2,053,006 amount.

●	We introduced two new products - SafeFace and SafeGuard. SafeFace provides fully automated and ambient time and attendance reporting for facility staff, and an integrated and automatic agency invoice reconciliation feature. SafeGuard is a novel fully ambient elopement detection and alerting system based on our facial recognition technology.

●	On August 8, 2023, we announced a strategic alliance with Signature HealthCARE (“Signature”). The alliance aims to implement a series of pilot programs during the coming fiscal year. The collaboration will involve several new proprietary, fully ambient AI-based solutions to be pilot tested and deployed across multiple Signature senior living facilities. Signature is a family-based healthcare company that offers integrated services in 10 states across the continuum of care, including skilled nursing, rehabilitation, assisted living, memory care, home health, cognitive care, and telemedicine.

Results of Operations

Revenues

We had no revenues in fiscal 2023 or 2022. Our healthcare technology business is not currently producing revenue as we continue to develop, test, evaluate and refine our products.

Operating Expenses

The table below presents a comparison of our operating expenses for the years ended July 31, 2023 and 2022:

	For the Years Ended July 31,
	2023	2022	$ Variance	%Variance

Officers’ salaries	$496,543	$506,443	$(9,900)	(2)%
Professional fees	145,017	93,351	51,666	55%
Advertising and marketing	6,184	36,535	(30,351)	(83)%
Amortization	16,885	11,215	5,670	51%
Other	9,923	17,010	(7,087)	(42)%
Total selling, general & administrative	674,552	664,554	9,998	2%
Stock-based compensation	287,016	473,511	(186,495)	(39)%
Total Operating Expenses	$961,568	$1,138,065	$(176,497)	(16)%

Officers’ Salaries - Officers’ salaries, net of capitalized amounts, decreased $9,900 from 2022, or 2%. The decrease resulted from a bonus being paid to our CFO in 2022.

Professional Fees - Professional fees increased $51,666, or 55%, over the 2022 amount. In 2023, expense for outside consultants increased $31,860, legal fees increased $17,224, and transfer agent and Edgar/XBRL processing fees increased $4,358. The increases were partially offset by a decrease in accounting fees of $1,776 over the 2022 amount.

Advertising and Marketing - Advertising and marketing expense decreased $30,351, or 83%, over 2022. The decrease is primarily due to a contract sales and marketing position in 2022 that was eliminated in 2023.

Amortization - Amortization expense increased $5,670, or 51%, over the same period in the prior year. The increase primarily results from the abandonment of a patent in 2023.

Other - Other expense decreased $7,087, or 42%, over the same period in the prior year. The decrease primarily relates to lower travel and entertainment related expenses in 2023.

Stock-based Compensation - Stock-based compensation expense decreased $186,495, or 39%, from the same period in the prior year. The decrease results from a 2023 reduction in the amortization of the grant date fair value of employee stock options granted to our CEO, CFO and CTO, and a restricted stock grant to our CFO. The decreases were partially offset by the expense related to the issuance of new shares and restricted stock grants to outside consultants.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the years ended July 31, 2023 and 2022:

	For the Years Ended July 31,
	2023	2022	$ Variance	%Variance

Interest expense	$(417,341)	$(447,623)	$(30,282)	(7)%
Change in fair value of derivative liability	76,451	224,667	(148,216)	(66)%
Total Other Income (Expense)	$(340,890)	$(222,956)	$117,934	53%

Interest Expense - Interest expense decreased $30,282, or 7%, over the same period in the prior year. The decrease primarily resulted from a decrease in the amortization of debt discount related to the AJB Note 2 as it became fully amortized in the third quarter of 2023. The decrease was partially offset by an increase in the monthly coupon interest on the larger principal balance and fees associated with extending the maturity date of the AJB Note 2.

Change in Fair Value of Derivative Liability - The change in the fair value of the derivative liabilities associated with our AJB Capital notes reflects a current period gain of $76,451 as compared to a gain of $224,667 in the prior year. The current year gain resulted from the elimination of the derivative liability on the AJB Capital note when it was paid off in June of 2023.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal years ending July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Current assets	$34,503	$37,667
Current liabilities	(1,569,803)	(3,153,778)
Working capital deficiency	$(1,535,300)	$(3,116,111)

Current assets for the year ended July 31, 2023 decreased $3,164 as compared to the fiscal year ended July 31, 2022. The increase is due to a decrease in cash and cash equivalents and the amortization of prepaid expenses.

Current liabilities for the year ended July 31, 2023 decreased $1,583,975 as compared to the fiscal year ended July 31, 2022. The decrease is primarily due to the reduction in accrued compensation related to executive compensation agreements being wholly or partially paid in common stock during 2023. Additional decreases in accounts payable and accrued expenses, short-term debt, and the elimination of the derivate liability associated with debt that was paid off during the period contributed to the overall decrease.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, amortization of debt discount, and changes in fair value of assets and liabilities, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $106,203 for the year ended July 31, 2023 as compared to $212,177 for the year ended July 31, 2022. The $105,974 decrease in cash used by operating activities during 2023 is primarily attributable to accrued interest expense and professional fees and an overall effort by management to reduce operating costs.

Net Cash Used by Investing Activities

Net cash used by investing activities was $27,560 and $32,690 for the years ended July 31, 2023 and 2022, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $133,123 for the year ended July 31, 2023, which represents a $101,352 decrease over the prior year. New loan proceeds decreased $133,317 in 2023 over the 2022 amount and in 2023 we repaid an additional $246,070 in debt over the 2022 debt repayments. The decreases were partially offset by a 2023 increase in cash received from common stock subscriptions of $275,000 over the 2022 amount.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of July 31, 2023.

Going Concern Qualification

We have a history of losses, an accumulated deficit, negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2023 and 2022. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

We believe the following critical policies impact our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 31, 2023 or 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At July 31, 2023, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2023, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include:

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

Name	Age	Title
Scott M. Boruff	60	Chief Executive Officer, Director
Charles B. Lobetti, III	60	Chief Financial Officer
Kenneth M. Greenwood	65	Chief Technology Officer
Susan A. Reyes	60	Chief Medical Officer
G. Shayne Bench	50	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Director, Age 60

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

Charles B. Lobetti, III, Chief Financial Officer, Age 60

Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019. He holds both Bachelor of Science in Business Administration (1985) and Master of Accountancy (1986) degrees from the University of Tennessee and is a licensed Certified Public Accountant (Inactive) in the State of Tennessee. Upon graduation, Mr. Lobetti accepted a position in the tax department of the Tampa, Florida office of Ernst & Young where he progressed to Senior Tax Consultant before he left the firm in 1989 to return to his hometown of Knoxville, Tennessee as the Tax Manager with a progressive, local accounting firm. In 1990, Mr. Lobetti, along with two co-workers, formed the accounting firm of Lobetti, Ideker & Reel (“LIR”) where he served as President and Director of Tax Services. LIR was a member of the AICPA’s SEC Practice Section and served several SEC registrant clients. In 1998, Mr. Lobetti left LIR to accept a position of Chief Financial Officer of United Petroleum Corporation (“UPET”), a small cap, SEC registrant oil and natural gas development company and convenience store operator. Following his tenure at UPET, Mr. Lobetti served as Chief Financial Officer for a boutique investment banking/private equity firm specializing in the placement and funding of Regulation D and Regulation S offerings. He spent the next 10-years working in various investment banking, commercial mortgage banking and commercial banking functions before accepting the position of Controller - Alaska Operations with Miller Energy Resources, Inc. (“Miller”), an SEC registrant oil and gas exploration and production company. Shortly after accepting the position in 2011, Mr. Lobetti was promoted to Corporate Controller and thereafter appointed Treasurer in 2012. Since leaving Miller in 2014, Mr. Lobetti enjoyed spending time with his family and working part-time in commercial mortgage banking until accepting the position of Chief Financial Officer of Healthcare Integrated Resources, Inc.

Kenneth M. Greenwood, Chief Technology Officer, Age 65

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

Susan A. Reyes, M.D., Chief Medical Officer, Age 60

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

G. Shayne Bench, Director, Age 50

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2023 and 2022, were timely filed.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our three most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at July 31, 2023 and 2022 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (in dollars)

Name and Principal	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Scott B. Boruff	2023	-	-	-	-	-	323,400	323,400
Chief Executive Officer	2022	-	-	173,809	-	-	323,400	497,209
Director (1)

Charles B. Lobetti, III	2023	104,000	-	15,620	-	-	4,800	124,420
Chief Financial Officer (2)	2022	104,000	8,855	52,461	-	-	4,800	170,116

Kenneth M. Greenwood	2023	102,800	-	145,917	-	-	-	248,717
Chief Technology Officer (3)	2022	141,350	-	166,763	-	-	-	308,113

Susan A. Reyes MD	2023	52,000	-	80,478	-	-	-	132,478
Chief Medical Officer (4)	2022	52,000	-	80,478	-	-	-	132,478

(1)	Mr. Boruff has served as our Chief Executive Officer and as a Director since March 13, 2018.
(2)	Mr. Lobetti has served as our Chief Financial Officer since October 8, 2019.
(3)	Mr. Greenwood has served as our Chief Technology Officer since June 15, 2020.
(4)	Ms. Reyes has served as our Chief Medical Officer since September 1, 2020

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

Charles B. Lobetti, III, CFO

Charles B. Lobetti, III and the Company entered into a three-year Employment Agreement dated October 8, 2019, in which Mr. Lobetti agreed to serve as our Chief Financial Officer. As compensation, we agreed to pay him an annual salary of $52,000 and he is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. Effective May 1, 2020, Mr. Lobetti’s base salary was increased to $104,000 to reflect an increased time commitment. As additional compensation we granted him stock options to purchase 600,000 shares of our common stock at an exercise price of $0.15 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of the Employment Agreement. The options vested 25% immediately upon execution of the Employment Agreement with the remaining vesting equally in annual installments over three (3) years. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Mr. Lobetti is also entitled to paid vacation and sick leave, an automobile allowance and participation in any employee benefit plans or programs we may offer. The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal. Mr. Lobetti’s Employment Agreement expired on October 8, 2022 and automatically renewed for the additional one-year term.

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

Kenneth M. Greenwood, CTO

Kenneth M. Greenwood and the Company entered into a three-year Employment Agreement dated June 15, 2020, in which Mr. Greenwood agreed to serve as our Chief Technology Officer. As compensation, we agreed to pay him an annual salary of $257,000 and he is entitled to discretionary bonuses as may be awarded from time to time by our Board of Directors. As additional compensation we granted him stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share, which was the closing price of common stock as reported on the OTC Markets on the date immediately preceding the date of the Employment Agreement. The options vested 25% immediately upon execution of the Employment Agreement with the remaining vesting equally in annual installments over three (3) years. The vesting date of any unvested options accelerates in the event of a Change in Control (as defined in the Employment Agreement). Mr. Greenwood is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. The initial term of the Employment Agreement will automatically renew for an additional one-year term unless either party provides notice of non-renewal. Mr. Greenwood’s Employment Agreement expired on June 15, 2023 and automatically renewed for the additional one-year term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of November 13, 2023 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership (10)	Percent of Class (11)
Common	Scott M. Boruff, CEO, Director (1) 1462 Rudder Lane Knoxville, TN 37919	25,867,697	36.03%

Common	Charles B. Lobetti, III, CFO (2) 814 Evolve Way, Knoxville, TN 37915	2,600,000	3.72%

Common	Kenneth M. Greenwood, CTO (3) 404 Citrus Ridge Drive, Davenport, FL 33837	7,002,751	9.82%

Common	Susan A. Reyes, MD, CMO (4) 9901 Sierra Vista Lane, Knoxville, TN 37922	2,516,666	3.58%

Common	G. Shayne Bench, Director (5) 309 Ringling Point Dr., Sarasota, FL 34234	2,346,093	3.39%

	All Officers and Directors as a Group	40,333,207	53.49%

Principal Shareholders:
Common	Julie Boruff (6) 1462 Rudder Lane, Knoxville, TN 37919	23,367,697	33.72%

Common	Platinum Equity Advisors, LLC (7) 1462 Rudder Lane, Knoxville, TN 37919	23,367,697	33.72%

Common	Jeremy Gindro (8) 310 Tanner Avenue, Florence, CO 81226	7,870,000	11.36%

	All Principal Shareholders as a Group (9)	7,870,000	11.36%

1)	The common shares owned by Mr. Boruff include 23,367,697 shares beneficially owned by Julie Boruff, who is the spouse of Mr. Boruff.

2)	Mr. Lobetti directly owned 2,000,000 and 400,000 common shares at July 31, 2023 and 2022, respectively. Pursuant to Mr. Lobetti’s employment agreement dated October 8, 2019, the shares owned at July 31, 2023 also include options to purchase 600,000 shares of our common stock which are vested and exercisable at $0.15 per share and expire in 2024.

3)	Mr. Greenwood directly owned 5,002,751 common shares at July 31, 2023. He directly owned no common shares at July 31, 2022. Pursuant to Mr. Greenwood’s employment agreement dated June 15, 2020, the shares owned at July 31, 2023 include options to purchase 2,000,000 shares of our common stock which are vested and exercisable at $0.30 per share and expire in 2025.

4)	Susan Reyes, MD directly owned 1,516,666 common shares at July 31, 2023. She directly owned no common shares at July 31, 2022. Pursuant to Dr. Reyes’ employment agreement dated September 1, 2020, the shares include options to purchase 1,000,000 shares of our common stock which are vested, or will vest within 60-days of the filing date of this report, and are exercisable at $0.40 per share and expire in 2025.

5)	G. Shayne Bench beneficially owned 2,064,062 common shares at July 31, 2023. He owned no shares at July 31, 2022. Mr. Bench’s beneficial ownership is derived from common shares directly owned by Bucuti Investments, LLC - and entity owned and controlled by Mr. Bench. Upon Mr. Bench’s appointment as a director of the Company on September 12, 2022, he received a one (1) year restricted stock grant of 846,093 shares of the Company’s common stock. The restricted stock grant vest ratably, on a monthly basis, at the end of each month of completed service. Mr. Bench also assigned his rights to the restricted stock grant to Bucuti Investments, LLC and the shares beneficially owned at July 31, 2023 include the shares vested under the grant.

6)	Includes shares owned by Platinum Equity Advisors, LLC, which is owned 100% and controlled by Julie Boruff.

7)	Owned 100% and controlled by Julie Boruff.

8)	The total includes 100,000 shares owned by James Gindro, the father of Jeremy Gindro.

9)	Only includes those shares not included in officers and directors as a group.

10)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

11)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of November 13, 2023 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of November 13, 2023, there were 75,398,198 shares beneficially owned.

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

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2023 and 2022, related parties were owed $328,819 and $267,765, respectively. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party advances may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC was owed $225,000 and $373,500 at July 31, 2023 and 2022, respectively.

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $372,069. The note, plus accrued interest, is due on December 12, 2023. At July 31, 2023, the principal amount of the note remained $372,069 and accrued but unpaid interest was $5,064. The amount and terms of the related party note may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

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

	July 31, 2023	July 31, 2022

Audit Fees	$43,999	$45,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$43,999	$45,900

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

10.1	Advisory Agreement dated January 15, 2016 by and between Grasshopper Staffing, Inc. and Platinum Equity Advisors, LLC (as filed with the Securities and Exchange Commission on Form 8-K dated January 22, 2016 and incorporated herein by reference)

10.2**	Employment Agreement between the Company and Charles B. Lobetti, III, dated October 8, 2019 (as filed with the Securities and Exchange Commission on Form 8-K dated January 14, 2020 and incorporated herein by reference)

10.3**	Employment Agreement between the Company and Kenneth M. Greenwood, dated June 15, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated June 16, 2020 and incorporated herein by reference)

10.4**	Employment Agreement between the Company and Susan A. Reyes, M.D., dated September 1, 2020 (as filed with the Securities and Exchange Commission on Form 8-K dated September 4, 2020 and incorporated herein by reference)

10.5**	Non-Employee Chief Executive Officer Engagement Agreement between the Company and Platinum Equity Advisors, LLC, effective May 1, 2021 (as filed with the Securities and Exchange Commission on Form 10-K dated October 28, 2021 and incorporated herein by reference)

10.6**	Consulting Agreement between the Company and G. Shayne Bench, effective August 26, 2022 (as filed with the Securities and Exchange Commission on Form 10-K dated September 23, 2022 and incorporated here by reference).

31.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith	**Executive Compensation Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: November 13, 2023
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: November 13, 2023
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2023	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer, Director (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Healthcare Integrated Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Healthcare Integrated Technologies, Inc. (the “Company”) as of July 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended July 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2019

Brentwood, Tennessee

November 13, 2023

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2023	July 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$411	$1,051
Prepaid expenses	34,092	36,616
Total current assets	34,503	37,667

OTHER ASSETS:
Intangibles, net	869,432	688,353
Total assets	$903,935	$726,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$258,708	$202,973
Accounts payable and accrued expenses, related party	558,883	641,315
Payroll related liabilities	155,143	1,452,434
Notes payable, related party	372,069	-
Notes payable, net	50,000	455,605
Convertible notes	175,000	325,000
Derivative liability	-	76,451
Total current and total liabilities	1,569,803	3,153,778

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 68,016,167 and 42,304,673 shares issued and outstanding as of July 31, 2023 and 2022, respectively	68,016	42,305
Additional paid-in capital	14,878,282	11,839,645
Accumulated deficit	(15,612,166)	(14,309,708)
Total stockholders’ deficit	(665,868)	(2,427,758)
Total liabilities and stockholders’ deficit	$903,935	$726,020

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2023	2022

OPERATING EXPENSES:
Selling, general & administrative	$674,552	$664,554
Stock-based compensation	287,016	473,511
Total operating expenses	961,568	1,138,065

OPERATING LOSS	(961,568)	(1,138,065)

OTHER INCOME (EXPENSE):
Interest expense	(417,341)	(447,623)
Change in fair value of derivative liability	76,451	224,667
Total other income (expense)	(340,890)	(222,956)

NET LOSS	$(1,302,458)	$(1,361,021)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	44,050,535	42,024,810

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2021	40,118,007	$40,118	$11,039,284	$100,000	$(12,948,687)	$(1,769,285)

Net loss					(1,361,021)	(1,361,021)
Receipt of cash under stock subscription agreement				(25,000)		(25,000)
Issuance of shares for services	170,000	170	25,330			25,500
Issuance of shares and settlement of stock subscription	1,250,000	1,250	123,750	(75,000)		50,000
Issuance of shares under debt settlement and amendment agreement	666,666	667	(667)			-
Issuance of warrants with debt recorded as debt discount			99,905			99,905
Stock-based compensation	100,000	100	552,043			552,143

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$-	$(14,309,708)	$(2,427,758)

Net loss					(1,302,458)	(1,302,458)
Issuance of shares for cash	3,000,000	3,000	297,000			300,000
Issuance of shares for services	450,000	450	28,300			28,750
Issuance of shares for conversion of debt and related accrued interest	375,172	375	187,211			187,586
Issuance of shares payment of accrued expenses	19,722,260	19,722	2,033,284			2,053,006
Issuance of shares for note amendment fees	1,500,000	1,500	148,500			150,000
Stock-based compensation	664,062	664	344,342			345,006

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$-	$(15,612,166)	$(665,868)

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,302,458)	$(1,361,021)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	16,885	11,215
Stock-based compensation	287,016	473,511
Shares issued for services	28,750	25,500
Shares issued for note amendment fees	150,000	-
Amortization of debt discount	194,395	374,395
Change in fair value of derivative liability	(76,451)	(224,667)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,524	959
Accounts payable and accrued expenses	91,571	11,431
Accounts payable and accrued expenses, related party	328,464	323,400
Payroll related liabilities	173,101	153,100
NET CASH USED BY OPERATING ACTIVITIES	(106,203)	(212,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(27,560)	(32,690)
NET CASH USED BY INVESTING ACTIVITIES	(27,560)	(32,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,000	-
Proceeds from related party loans	584,283	213,600
Payments of amounts owed to related parties	(151,160)	(148,125)
Principal payments of short-term debt	(600,000)	(360,000)
Proceeds from debt issuance	-	504,000
Proceeds from common stock subscriptions	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	133,123	234,475

Net change in cash and cash equivalents	(640)	(10,392)

Cash and cash equivalents, beginning of period	1,051	11,443

Cash and cash equivalents, end of period	$411	$1,051

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$62,069	$51,180

SIGNIFICANT NON-CASH INVESTING AND FINACING ACTIVITIES
Shares issued for payment of payroll related liabilities	$1,581,056
Shares issued for payment of items included in accounts payable and accrued expenses	$37,586
Shares issued for payment of items included in accounts payable and accrued expenses, related party	$471,950
Shares issued for payment of convertible debt	$150,000
Capital expenditures included in payroll related liabilities	$110,664	$147,117
Capital expenditures stock-based compensation	$57,990	$78,632
Derivative liability recorded as debt discount		$192,886
Issuance of warrants with debt recorded as debt discount		$99,905

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023 and 2022

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

We recently introduced and are currently pilot testing two additional products - SafeFace™ and SafeGuard™. SafeFace provides fully automated and ambient time and attendance reporting for facility staff, and an integrated and automatic agency invoice reconciliation feature. SafeGuard is a novel fully ambient elopement detection and alerting system based on our facial recognition technology.

In addition to our current product offerings, we are developing a home concierge healthcare service application to provide a virtual assisted living experience for seniors, recently released postoperative patients and others. The concierge application will enable the consumer to obtain home healthcare services and health and safety monitoring equipment to improve quality of life. We are also working to develop a fully integrated solution for the professional healthcare community that integrates electronic health records, remote patient monitoring, telehealth, and other items where integration is beneficial.

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

The Company had a derivative liability of $-0- and $76,451 as July 31, 2023 and 2022, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $6,184 and $36,535 for the years ended July 31, 2023 and 2022, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,302,458 for its most recent fiscal year ended July 31, 2023. As of July 31, 2023, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following at July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Prepaid legal fees	$33,932	$36,616
Due to others	160	-
Total prepaid expenses	$34,092	$36,616

NOTE 4 – INTANGIBLES, NET

Intangibles, net consisted of the following at July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Capitalized costs of developed software	627,440	-
Capitalized costs of patents	258,422	137,798
Capitalized costs of website	8,785	8,785
Intangible assets under development	-	559,103

Less: accumulated amortization	(25,215)	(17,333)
Total intangibles, net	$869,432	$688,353

Amortization expense for the years ended July 31, 2023 and 2022 was $16,885 and $10,983, respectively.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of July 31, 2023, the weighted average remaining useful life of intangibles being amortized was approximately seven (7) years. We expect the remaining aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2024	$222,788
2025	222,788
2026	222,788
2027	13,641
2028	13,641
Thereafter	173,786
Total expected amortization expense	$869,432

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Accounts payable	$197,234	$119,725
Accrued interest expense	61,474	83,248
Accounts payable and accrued expenses	258,708	202,973
Accounts payable, related party	328,819	267,765
Accrued expenses, related party	230,064	373,550
Accounts payable and accrued expenses, related party	558,883	641,315
Total accounts payable and accrued expenses	$817,591	$844,288

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Accrued officers’ payroll	$143,073	$1,440,364
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$155,143	$1,452,434

NOTE 7 - NOTE PAYABLE, RELATED PARTY

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note”), in the principal amount of $372,069. The Platinum Note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $18,604 is due in a single lump sum payment on December 12, 2023. We incurred no issuance cost on the transaction and the proceeds were used to retire our obligations under the AJB Note 2 (See “Note 8 - Notes Payable, Net”). At July 31, 2023, the principal balance of the Platinum Note remained $372,069 and accrued but unpaid interest was $5,064. The accrued interest is included in Accounts payable and accrued expenses, related party on our consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – NOTES PAYABLE, NET

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
5% Convertible promissory notes	$175,000	$325,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Note payable to AJB Capital Investments, LLC	-	600,000
Total debt obligations	225,000	975,000
Less debt discount	-	(194,395)
Notes payable, net	$225,000	$780,605

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2023 and 2022, accrued but unpaid interest on the 5% Notes was $52,555 and $77,329, respectively, which is included in “Accounts payable and accrued expenses” on our consolidated balance sheets.

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

5% Notes with a face amount of $150,000 and related accrued interest of $37,586 were converted into shares of our common stock during the year ended July 31, 2023. There were no 5% Notes converted into shares of our common stock during the year ended July 31, 2022. At July 31, 2023, 5% Notes with a face amount of $175,000 and related accrued interest expense of $52,555 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At July 31, 2023 and 2022, accrued but unpaid interest on the Acorn Note was $8,919 and $5,919, respectively, which is included in “Accounts payable and accrued expenses” on our consolidated balance sheets.

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

On June 12, 2023, we retired the AJB Note 2 in full with proceeds received from the issuance of a new promissory note to a related party (See “Note 7 - Notes Payable, Related Party”).

Total unamortized debt discount related to the AJB Capital notes at July 31, 2023 and 2022 was $-0- and $194,395, respectively. During the years ended July 31, 2023 and 2022, amortization of the debt discount on the AJB Capital notes was $194,395 and $374,395, respectively. Debt discount is included as a component of interest expense in the interim consolidated statements of operations.

NOTE 9 - DERIVATIVE LIABILITY

On February 2, 2021, we entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 1”) in the principal amount of $360,000 for an aggregate purchase price of $320,400. The note was fully repaid on February 9, 2022.

On February 9, 2022, we entered into a new Securities Purchase Agreement with AJB Capital, pursuant to which AJB Capital purchased a Promissory Note (the “AJB Note 2”) in the principal amount of $600,000 for an aggregate purchase price of $534,000. On June 12, 2023, we retired the AJB Note 2 in full with proceeds received from the issuance of a new promissory note to a related party (See “Note 7 - Notes Payable, Related Party” and “Note 8 - Notes Payable, Net”).

Upon issuance, we identified certain conversion features embedded in the AJB Capital notes that represented derivative liabilities.

The following table summarizes the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Balance at beginning of period	$76,451	$108,232
Derivative liability on issuance of notes	-	192,886
Change in fair value of derivative liability	(76,451)	(224,667)
Balance at end of period	$-	$76,451

During the years ended July 31, 2023 and 2022, the fair value of the derivative feature of the AJB Capital notes were calculated using the following range of assumptions:

	July 31, 2023	July 31, 2022
Expected volatility	94.2 to 126.4%	70.4 to 101.2%
Expected term (in years)	0.02 to .27	0.01 to 1.00
Risk-free interest rate	4.06 to 4.58%	0.04 to 2.91%
Dividend yield	None	None

On July 31, 2023 and 2022, the derivative liability related to the AJB Capital notes was $-0- and $76,451, respectively. For the years ended July 31, 2023 and 2022, we recorded income of $76,451 and $224,667, respectively, related to the change in fair value of the derivative liability.

There was no derivative expense recorded in the years ended July 31, 2023 and 2022.

NOTE 10 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the year ended July 31, 2023, we recorded $230,834 of compensation expense, net of capitalized expense of $57,990, related to stock options and warrants. During the year ended July 31, 2022, we recorded 466,948 of compensation expense, net of capitalized expense of $78,632, related to stock options and warrants. There were no stock options or warrants issued during the years ended July 31, 2023 and 2022. When applicable, we estimate the grant date fair value of stock options and warrants using the Black-Scholes pricing model.

The following table summarizes our options and warrant activity for the years ended July 31, 2023 and 2022:

	July 31, 2023		July 31, 2022
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	7,350,000	$1.21	7,350,000	$1.21
Expired	(2,500,000)	3.00	-	-
Balance at end of period	4,850,000	$0.28	7,350,000	$1.21
Options and warrants exercisable	4,566,666	$0.28	5,800,000	$1.45

Summary of Restricted Stock Grants

During the years ended July 31, 2023 and 2022, we recorded compensation expense related to restricted stock grants of $56,182 and $6,563, respectively.

The following table summarizes our restricted stock activity for the years ended July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Balance at beginning of period	100,000	200,000
Granted	2,846,093	-
Released	(664,062)	(100,000)
Balance at end of period	2,282,031	100,000

NOTE 11 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of July 31, 2023 and 2022 are as follows:

	July 31, 2023	July 31, 2022
Federal income tax benefit computed at the statutory rate	$(273,516)	$(238,994)
Increase (decrease) resulting from:
Stock-based compensation	72,451	115,950
Derivatives	24,768	31,443
Valuation allowance	176,139	91,095
Other	158	506
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of July 31, 2023 and 2022 are as follows:

	July 31, 2023	July 31, 2022
Deferred tax assets:
Net operating loss carryovers	$949,990	$773,851
Valuation allowance	(949,990)	(773,851)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2023, we have approximately $4.43 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2023 through 2018 remain open to examination by the taxing jurisdictions to which we are subject.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as Other expenses – Interest expense in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative.”

No material interest or penalties on unpaid tax were recorded during the years ended July 31, 2023 and 2022. As of July 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 12 - COMMON STOCK

At July 31, 2023 and 2022, we had 68,016,167 and 42,304,673 shares of common stock outstanding, respectively. We issued 25,711,494 shares of common stock during the year ended July 31, 2023, of which 19,722,260 were issued for the payment of accrued expenses, 3,000,000 shares were issued for cash, 1,500,000 shares were issued for payment of note extension fees, 664,062 shares were issued upon the vesting of restricted stock grants, 450,000 shares were issued for services, and 375,172 shares were issued for the conversion of debt and related accrued interest. During the year ended July 31, 2022, we issued 2,186,666 shares of common stock, of which 1,250,000 shares were issued upon final settlement of a securities purchase agreement, 666,666 shares were issued pursuant to a debt settlement and amendment agreement, 170,000 shares were issued for services, and 100,000 shares were issued for the vesting of an employee stock grant.

On August 26, 2022, we executed a consulting agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC, or assignee (“Bench”) to provide business advisory services in analyzing, structuring, negotiating and effecting business combinations, and serving on our Board of Directors. Pursuant to the terms of the agreement, we provided Bench a one (1) year restricted stock award of 846,093 shares, which were valued at $0.0135 on the award date. The restricted stock award vest ratably, on a monthly basis, at the end of each month of completed service. Vested common shares are issued on a quarterly basis in accordance with the Company’s quarterly reporting periods. During the year ended July 31, 2023, we issued 564,062 shares of our common stock under the restricted stock award.

On November 1, 2022, we executed an agreement with a consultant to provide business advisory services on financings, corporate restructuring, strategic alliances and business relationships. Pursuant to the terms of the agreement, we issued 250,000 shares of our common stock to the consultant at an estimated value of $0.055 per share.

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

On May 11, 2023, we issued 500,000 shares of common stock to AJB Capital Investments, LLC, the holder of a promissory note, as a fee for extending the maturity date of the note. The shares were issued at an agreed upon value of $0.10 per share.

On July 16, 2023, we issued 100,000 shares of common stock to an employee upon the vesting of a portion of a restricted stock grant. The grant date fair value of the shares issued was $0.35 per share.

On July 31, 2023, we issued 15,002,760 shares of common stock for payment of accrued compensation due to officers of the company pursuant to their employment agreements. The shares were issued at an agreed upon value of approximately $0.107 per shares.

On July 31, 2023, we issued 4,719,500 shares to Platinum Equity Advisors, LLC, a related party, for payment of accrued fees due under the Non-Employee Chief Executive Officer Engagement Agreement dated May 1, 2021. The shares were issued at an agreed upon value of $0.10 per share.

NOTE 13 - COMMON STOCK SUBSCRIBED

On April 30, 2021, we entered into a common stock Subscription Agreement (the “SPA”) with an investor. Under the terms of the SPA, the investor agreed to purchase 2,000,000 shares of our common stock at a purchase price of $0.10 per share through a series of payments. The common stock subscription was recorded as Common stock subscribed and related Stock subscriptions receivable on our consolidated balance sheets. After receipt of $125,000 from the investor, on August 13, 2021 both the Company and the investor mutually agreed to settlement of the SPA for the amounts received and the issuance of the shares at the agreed upon price per share. At July 31, 2023 and 2022, there was no stock subscriptions receivable reflected in our consolidated balance sheet.

NOTE 14 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2023 and 2022, related parties were owed $328,819 and $267,765, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See “Note 5 - Accounts Payable and Accrued Expenses”). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC was owed $225,000 and $373,500 at July 31, 2023 and 2022, respectively. The amount owed is included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See “Note 5 – Accounts Payable and Accrued Expenses”).

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $372,069. The note, plus accrued interest, is due on December 12, 2023. At July 31, 2023, accrued but unpaid interest on the note was $5,064 (See “Note 5 – Accounts Payable and Accrued Expenses” and “Note 7 - Notes Payable, Related Party”). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

On June 15, 2020, in connection with the appointment of Kenneth M. Greenwood as Chief Technology Officer of the Company, the Company and Mr. Greenwood entered into an employment agreement (the “Greenwood Employment Agreement”) with an initial term of three (3) years. As compensation for his services, the Company shall pay Mr. Greenwood an annual base salary of $257,000. The base salary shall be accrued until the Company obtains funding of $1,000,000 in excess of funding used for inventory purchases, or has $1,000,000 in revenue, whichever occurs first. In the event Mr. Greenwood’s employment with the Company is terminated without cause, Mr. Greenwood shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Greenwood is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Greenwood shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Greenwood is eligible for equity awards as approved by the Board of Directors as defined in the agreement. The initial term of the Greenwood Employment Agreement expired on June 15, 2023 and automatically renewed for one year.

On October 8, 2019, in connection with the appointment of Charles B. Lobetti, III as Chief Financial Officer of the Company, the Company and Mr. Lobetti entered into an employment agreement (the “Lobetti Employment Agreement”) with an initial term of three (3) years. Pursuant to a modification of the Lobetti Employment Agreement effective May 1, 2020, the Company shall pay Mr. Lobetti an annual base salary of $104,000 per year as compensation for his services. In the event Mr. Lobetti’s employment with the Company is terminated without cause, Mr. Lobetti shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Lobetti is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Lobetti shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Lobetti is eligible for equity awards as approved by the Board of Directors as defined in the agreement. The initial term of the Lobetti Employment Agreement expired on October 8, 2022 and automatically renewed for one year.

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

NOTE 16 - SUBSEQUENT EVENTS

On September 1, 2023 we received a legal notice of default and demand for payment (the “Demand Notice”) under an alleged written “Payment Guarantee” (the “Guaranty”) related to a Business Loan and Security Agreement dated September 15, 2022 between a lender we have no relationship with and a related party borrower. The legal notice is addressed to us under our former name(s) and to one or both of our inactive subsidiaries. At this time, the facts surrounding the applicability of the Demand Notice and Guaranty to us and/or our subsidiaries is ambiguous. We are currently investigating the circumstances of the Demand Notice and will review and consider applicable accounting standards for recording and disclosure if a lawsuit is ultimately filed against the Company or its subsidiaries.

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than those listed above that would require adjustment to or disclosure in the consolidated financial statements.

