Form 10-Q
period 2023-10-31
Healthcare Integrated Technologies Inc.
filed 2023-12-20
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 20, 2023, there were 69,725,011 shares of common stock of the Registrant outstanding.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “ITEM 1A – RISK FACTORS” included in our most recent Annual Report on Form 10-K for the year ended July 31, 2023 as filed with the United States Securities and Exchange Commission on November 13, 2023.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2023	July 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$131	$411
Prepaid expenses	39,437	34,092
Total current assets	39,568	34,503

OTHER ASSETS:
Intangibles, net	813,735	869,432
Total assets	$853,303	$903,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$305,638	$258,708
Accounts payable and accrued expenses, related party	596,455	558,883
Contract liabilities	10,061	-
Payroll related liabilities	216,506	155,143
Note payable, related party	372,069	372,069
Notes payable	225,000	225,000
Total current and total liabilities	1,725,729	1,569,803

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 69,227,690 and 68,016,167 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively	69,228	68,016
Additional paid-in capital	14,899,012	14,878,282
Accumulated deficit	(15,840,666)	(15,612,166)
Total stockholders’ deficit	(872,426)	(665,868)
Total liabilities and stockholders’ deficit	$853,303	$903,935

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022

OPERATING EXPENSES:
Selling, general and administrative	$138,017	$160,324
Stock-based compensation	21,942	71,069
Amortization	55,697	2,088
Total operating expense	215,656	233,481

OPERATING LOSS	(215,656)	(233,481)

OTHER EXPENSE:
Interest expense	(12,844)	(112,886)
Change in fair value of derivative liability	-	(296,525)
Total other expense	(12,844)	(409,411)

NET LOSS	$(228,500)	$(642,892)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	68,189,433	42,304,673

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$-	$(15,612,166)	$(665,868)

Net loss					(228,500)	(228,500)
Shares issued for services	1,000,000	1,000	(1,000)			-
Stock-based compensation	211,523	212	21,730			21,942

Balances at October 31, 2023	69,227,690	$69,228	$14,899,012	$-	$(15,840,666)	$(872,426)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$-	$(14,309,708)	$(2,427,758)

Net loss					(642,892)	(642,892)
Stock-based compensation			90,728			90,728

Balances at October 31, 2022	42,034,673	$42,035	$11,930,373	$-	$(14,952,600)	$(2,979,922)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,500)	$(642,892)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	55,697	2,088
Stock-based compensation	21,942	71,069
Cash received from deferred revenue	10,061
Amortization of debt discount	-	97,198
Change in fair value of derivative liability	-	296,525
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,345)	1,277
Accounts payable and accrued expenses	46,931	33,174
Accounts payable and accrued expenses, related party	34,802	80,850
Payroll related liabilities	61,363	43,274
NET CASH USED BY OPERATING ACTIVITIES	(3,049)	(17,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	-	(3,694)
NET CASH USED BY INVESTING ACTIVITIES	-	(3,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	12,769	20,100
Payments of amounts owed to related parties	(10,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,769	20,100

Net change in cash and cash equivalents	(280)	(1,032)

Cash and cash equivalents, beginning of period	411	1,051

Cash and cash equivalents, end of period	$131	$19

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$10,000

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities		$27,667
Capital expenditures from stock-based compensation		$19,658

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2023

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of October 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023 filed with the SEC on November 13, 2023.

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

The Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

We utilize a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative liability at each balance sheet date. We record the change in the fair value of the derivative liability as other income or expense in the consolidated statements of operations.

We had no derivative assets or liabilities as of October 31, 2023 and July 31, 2023.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $2,668 and $3,793 for the three months ended October 31, 2023 and 2022, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expense is included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the interim consolidated statements of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid-in capital.

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 9 - Stock-Based Compensation.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $228,500 for the three months ended October 31, 2023 and $1,302,458 for its most recent fiscal year ended July 31, 2023. As of October 31, 2023, the Company has minimal cash and a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INTANGIBLES, NET

Intangibles, net consisted of the following at October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
Developed Software	627,440	627,440
Patents	258,422	258,422
Website	8,785	8,785
Less: accumulated amortization	(80,911)	(25,215)
Total intangibles, net	$813,735	$869,432

Amortization expense for the three months ended October 31, 2023 and 2022 was $55,697 and $2,088, respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of October 31, 2023, the weighted average remaining useful life of intangibles being amortized was approximately 7 years. We expect the remaining aggregate amortization expense for each of the five succeeding years to be as follows:

2024	$167,091
2025	222,788
2026	222,788
2027	13,641
2028	13,641
Thereafter	173,786
Total expected amortization expense	$813,735

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
Accounts payable	$240,623	$197,234
Accrued interest expense	65,015	61,474
Accounts payable and accrued expenses	305,638	258,708

Accounts payable, related party	331,588	328,819
Accrued expenses, related party	264,867	230,064
Accounts payable and accrued expenses, related party	596,455	558,883

Total accounts payable and accrued expenses	$902,093	$817,591

NOTE 5 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
Accrued officers’ payroll	$204,436	$143,073
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$216,506	$155,143

NOTE 6 - NOTE PAYABLE, RELATED PARTY

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note”), in the principal amount of $372,069. The Platinum Note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $18,604 is due in a single lump sum payment on December 12, 2023. We incurred no issuance cost on the transaction and the proceeds were used to retire debt. Platinum Equity Advisors, LLC is a related party as it is our largest shareholder and is owed 100% by the spouse of our CEO and Charman of our Board of Directors. On December 12, 2023 we issued a new promissory note to Platinum Equity Advisors, LLC in the principal amount of $390,673 as full payment of the principal and accrued interest due on such date. See Note 12 - Subsequent Events.

At October 31, 2023, the principal balance of the Platinum Note remained $372,069 and accrued but unpaid interest was $14,366. The accrued interest is included in Accounts payable and accrued expenses, related party on our interim consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
5% Convertible promissory notes	$175,000	$175,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Notes payable	$225,000	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At October 31, 2023 and July 31, 2023, accrued but unpaid interest on the 5% Notes was $55,346 and $52,555, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

There were no 5% Notes converted into shares of our common stock during the three months ended October 31, 2023. 5% Notes with a face amount of $150,000 and related accrued interest of $37,586 were converted into shares of our common stock during the year ended July 31, 2023. At October 31, 2023, 5% Notes with a face amount of $175,000 and related accrued interest expense of $55,346 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At October 31, 2023 and July 31, 2023, accrued but unpaid interest on the Acorn Note was $9,669 and $8,919, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets. At October 31, 2023, the note and related accrued interest expense is in default. Management is currently negotiating an amendment to the note to extend the maturity date.

NOTE 8 - COMMON STOCK

At October 31, 2023 and July 31, 2023, we had 69,227,690 and 68,016,167 shares of common stock outstanding, respectively. We issued 1,000,000 shares for services and 211,523 shares for the vesting of restricted stock grants during the three months ended October 31, 2023. During the fiscal year ended July 31, 2023, we issued 25,711,494 shares of common stock, of which 19,722,260 were issued for the payment of accrued expenses, 3,000,000 shares were issued for cash, 1,500,000 shares were issued for payment of note extension fees, 664,062 shares were issued upon the vesting of restricted stock grants, 450,000 shares were issued for services, and 375,172 shares were issued for the conversion of debt and related accrued interest.

On August 26, 2022, we executed a consulting agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC, or assignee (“Bench”) to provide business advisory services in analyzing, structuring, negotiating and effecting business combinations, and serving on our Board of Directors. Pursuant to the terms of the agreement, we provided Bench a one (1) year restricted stock award of 846,093 shares, which were valued at $0.0135 on the award date. The restricted stock award vest ratably, on a monthly basis, at the end of each month of completed service. Vested common shares are issued on a quarterly basis in accordance with the Company’s quarterly reporting periods. As of October 31, 2023, we have issued a total of 775,585 shares under the restricted stock award.

On August 1, 2023, we issued 211,523 shares of common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services. The shares were issued at an estimated value of $0.0135 per share.

On October 19, 2023, we issued 500,000 shares of common stock to a consultant pursuant to the terms of a consulting agreement entered into on October 19, 2022. The shares were issued to the consultant at an estimated value of $0.033 per share.

On October 19, 2023, we issued 500,000 shares of common stock to a consultant pursuant to the terms of a consulting agreement entered into on October 19, 2022. The shares were issued to the consultant at an estimated value of $0.033 per share.

NOTE 9 - STOCK-BASED COMPENSATION

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

Summary of Stock Options and Warrants

During the three months ended October 31, 2023, we recorded $6,706 of compensation expense related to stock options and warrants. During the three months ended October 31, 2022, we recorded $66,250 of compensation expense, net of capitalized expense of $19,658, related to stock options and warrants. We granted no stock options or warrants during the three months ended October 31, 2023 or 2022.

The following table summarizes our options and warrant activity for the three months ended October 31, 2023 and fiscal year ended July 31, 2023:

	October 31, 2023		July 31, 2023
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	6,350,000	$0.24	8,850,000	$1.02
Expired	-	-	(2,500,000)	3.00
Balance at end of period	6,350,000	$0.24	6,350,000	$0.24
Options and warrants exercisable	6,350,000	$0.24	6,066,666	$0.23

Summary of Restricted Stock Grants

During the three months ended October 31, 2023 and 2022, we recorded compensation expense related to restricted stock grants of $15,236 and $4,820, respectively. The grant date fair value of restricted stock awards during the three months ended October 31, 2023 and 2022 was $7,305 and $11,422, respectively.

The following table summarizes our restricted stock activity for the three months ended October 31, 2023 and fiscal year ended July 31, 2023:

	October 31, 2023	July 31, 2023
Balance at beginning of period	2,282,031	100,000
Granted	300,000	2,846,093
Released	(1,211,523)	(664,062)
Balance at end of period	1,370,508	2,282,031

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of October 31, 2023 and July 31, 2023, related parties were owed $331,587 and $328,819, respectively, which are included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See “Note 4 - Accounts Payable and Accrued Expenses”). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party as it is our largest shareholder and is owed 100% by the spouse of our CEO and Charman of our Board of Directors. At October 31, 2023 and July 31, 2023, we owed Platinum Equity $250,500 and $225,000, respectively. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See “Note 4 - Accounts Payable and Accrued Expenses”).

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $372,069. The note, plus accrued interest, is due on December 12, 2023. At October 31, 2023, accrued but unpaid interest on the note was $14,366 (See “Note 4 - Accounts Payable and Accrued Expenses” and “Note 6 - Notes Payable, Related Party”). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties. On December 12, 2023 we issued a new promissory note to Platinum Equity Advisors, LLC in the principal amount of $390,673 as full payment of the principal and accrued interest due on such date. See Note 12 - Subsequent Events.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

Effective May 1, 2021, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. As compensation for the services, the Company shall pay Platinum an annual base fee of $323,400. If the Contract CEO Agreement is terminated by us without cause or by Platinum for good reason, we are obligated to pay Platinum severance equal to one (1) year’s base fee and any other earned but unpaid compensation. In addition, if at any time during the term of the Contract CEO Agreement Platinum is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay Platinum an amount equal to 2.99 times the annual base fee. “Change in Control” is defined in the Contract CEO Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. Platinum is eligible for equity awards as approved by the Board of Directors as defined in the agreement. To better reflect current time commitments, effective September 1, 2023 the Company and Platinum agreed to a new annual base fee of $102,000 until further notice.

On September 1, 2020, in connection with the appointment of Susan A. Reyes, M.D. as Chief Medical Officer of the Company, the Company and Dr. Reyes entered into an employment agreement (the “Reyes Employment Agreement”) with an initial term of three (3) years. As compensation for her services, the Company shall pay Dr. Reyes an annual base salary of $52,000. The base salary shall be accrued until the Company obtains funding of at least $1,000,000, or has reported $10,000,000 in revenue, whichever occurs first. In the event Dr. Reyes’ employment with the Company is terminated without cause, Dr. Reyes shall be entitled to a severance payment equal to her base salary for one (1) full year. If Dr. Reyes is terminated without cause within two (2) years of a change in control upon request of the acquiror, Dr. Reyes shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary she is then earning. In addition, Dr. Reyes is eligible for equity awards as approved by the Board of Directors as defined in the agreement. The initial term of the Reyes Employment Agreement expired on September 1, 2023 and automatically renewed for one year. To better reflect current time commitments, effective September 1, 2023 the Company and Dr. Reyes agreed to a new annual base salary of $24,000 per year until the execution of a new employment agreement.

On June 15, 2020, in connection with the appointment of Kenneth M. Greenwood as Chief Technology Officer of the Company, the Company and Mr. Greenwood entered into an employment agreement (the “Greenwood Employment Agreement”) with an initial term of three (3) years. As compensation for his services, the Company shall pay Mr. Greenwood an annual base salary of $257,000. The base salary shall be accrued until the Company obtains funding of $1,000,000 in excess of funding used for inventory purchases, or has $1,000,000 in revenue, whichever occurs first. In the event Mr. Greenwood’s employment with the Company is terminated without cause, Mr. Greenwood shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Greenwood is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Greenwood shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Greenwood is eligible for equity awards as approved by the Board of Directors as defined in the agreement. The initial term of the Greenwood Employment Agreement expired on June 15, 2023 and automatically renewed for one year. To better reflect current time commitments, effective September 1, 2023 the Company and Mr. Greenwood agreed to a new annual base salary of $102,000 per year until the execution of a new employment agreement.

On October 8, 2019, in connection with the appointment of Charles B. Lobetti, III as Chief Financial Officer of the Company, the Company and Mr. Lobetti entered into an employment agreement (the “Lobetti Employment Agreement”) with an initial term of three (3) years. Pursuant to a modification of the Lobetti Employment Agreement effective May 1, 2020, the Company shall pay Mr. Lobetti an annual base salary of $104,000 per year as compensation for his services. In the event Mr. Lobetti’s employment with the Company is terminated without cause, Mr. Lobetti shall be entitled to a severance payment equal to his base salary for one (1) full year. If Mr. Lobetti is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Lobetti shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Lobetti is eligible for equity awards as approved by the Board of Directors as defined in the agreement. The initial term of the Lobetti Employment Agreement expired on October 8, 2022 and automatically renewed for one year. To better reflect current time commitments, effective September 1, 2023 the Company and Mr. Lobetti agreed to a new annual base salary of $102,000 per year until the execution of a new employment agreement.

Litigation

From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company’s management’s judgment have a material adverse effect on the Company.

NOTE 12 - SUBSEQUENT EVENTS

On December 12, 2023, we issued a new Promissory Note to Platinum Equity Advisors, LLC (“Platinum”), a related party, in the principal amount of $390,673. The new promissory note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $19,534 is due in a single lump sum payment on June 12, 2024. We incurred no issuance cost on the transaction and the proceeds were used to retire an existing promissory note payable to Platinum (See Note 6 - Note Payable, Related Party and Note 10 - Related Party Transactions).

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than that listed above that would require adjustment to or disclosure in the interim consolidated financial statements.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three months ended October 31, 2023 and 2022. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2023 as filed with the SEC on November 13, 2023.

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

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which has allowed us to continue refining our initial product and readying it for pilot testing, developing future product offerings and adding talented individuals to our management team and on a contract basis. Highlighted achievements for the three months ended October 31, 2023 include:

●	We continue to evaluate our two new products - SafeFace and SafeGuard. SafeFace provides fully automated and ambient time and attendance reporting for facility staff, and an integrated and automatic agency invoice reconciliation feature. SafeGuard is a novel fully ambient elopement detection and alerting system based on our facial recognition technology.

●	On August 8, 2023, we announced a strategic alliance with Signature HealthCARE (“Signature”). The alliance aims to implement a series of pilot programs during the coming fiscal year. The collaboration will involve several new proprietary, fully ambient AI-based solutions to be pilot tested and deployed across multiple Signature senior living facilities. Signature is a family-based healthcare company that offers integrated services in 10 states across the continuum of care, including skilled nursing, rehabilitation, assisted living, memory care, home health, cognitive care, and telemedicine.

●	On October 17, 2023, we announced the approval of a $336,000 grant from the state of Tennessee. The grant is targeted at bolstering infection control practices for 24 senior living facilities, encompassing a mix of Skilled Nursing and Assisted Living Facilities. We will employ this grant to further our mission in ensuring safer and more efficient living environments using our proprietary AI technology. This development builds on our recent strategic alliance with Signature Healthcare, underscoring our ongoing commitment to innovative healthcare solutions for senior residents. The grant involves 21 Signature Healthcare facilities and two partnering companies.

Results of Operations

Three Months Ended October 31, 2023 Compared to the Three Months Ended October 31, 2022

Revenues

Our healthcare technology business is not currently producing revenue as we continue to develop, refine and evaluate our products. We expect to begin reporting revenue during the second quarter of our fiscal year ending July 31, 2024.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ended October 31, 2023 and 2022:

	For the Three Months Ended October 31,
	2023	2022	$ Variance	%Variance

Officers’ salaries	$86,861	$124,124	$(37,263)	(30)%
Professional fees	41,859	31,528	10,331	33%
Software development	3,900	-	3,900	-
Advertising and marketing	2,668	3,793	(1,125)	(30)%
Other	2,729	878	1,851	211%
Total selling, general & administrative	138,017	160,323	(22,306)	(14)%
Stock-based compensation	21,942	71,069	(49,127)	(69)%
Amortization	55,697	2,089	53,608	-
Total Operating Expenses	$215,656	$233,481	$(17,825)	(8)%

Officers’ Salaries - Officers’ salaries decreased $37,263, or 30%, over 2022. The decrease is a result of the Company’s officers accepting voluntary pay reductions to better reflect time commitments and reduce operating cost during the pre-revenue phase.

Professional Fees - Professional fees increased $10,331, or 33%. over the same period in the prior year. The increase of 2022 primarily results from a $18,750 increase in the expense for outside consultants for raising capital, which was partially offset by a $7,089 decrease in accounting. The remaining difference results from a small net decrease in legal, transfer agent and filing costs.

Software Development – Software development expenses increased $3,900 over 2022. Prior to this period, our internally developed software had not been placed in service and software development cost were being capitalized.

Advertising and Marketing - Advertising and marketing expense decreased $1,125, or 30%, over the same period in the prior year. The decrease is primarily due to the elimination of a contract sales and marketing representative we had in 2022 that was partially offset by an increase in expenses related to conferences and trade shows.

Other - Other expenses increased $1,851 over 2022. Approximately $1,590 of the increase relates to increases in meal and entertainment and patent expenses.

Stock-based Compensation - Stock-based compensation expense decreased $49,127, or 69%, from the same period in the prior year. The decrease results from a 2023 reduction in the amortization of the grant date fair value of employee stock options and restricted stock awards granted to our CEO, CFO, CTO and CMO. The decreases were partially offset by the additional expense related to the issuance of new shares and restricted stock grants to outside consultants.

Amortization - Amortization expense increased $53,608 over 2022. The increase in amortization expense primarily relates to placing in service capitalized software development and patent cost during the three months ended October 31, 2023.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended October 31, 2023 and 2022:

	For the Three Months Ended October 31,
	2023	2022	$ Variance	%Variance

Interest expense	$(12,844)	$(112,886)	$(100,700)	(89)%
Change in fair value of derivative liability	-	(296,525)	(296,525)	-
Total	$(12,844)	$(409,411)	$(396,567)	(97)%

Interest Expense - Interest expense decreased $100,700, or 89%, over the same period in the prior year. Interest expense decreased due to a paydown and refinance of debt in June of 2023. The prior loan, which was in place during 2022, had a larger principal balance and associated fees that were initially recorded as debt discount and were being amortized as a component of interest expense.

Change in Fair Value of Derivative Liability – We had no derivative liability during the first quarter of fiscal 2024 and, accordingly, no change it the fair value of derivative liability. The change in the fair value of the derivative liability in 2022 was associated with debt that was retired in June of 2023.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended October 31, 2023 and fiscal year ended July 31, 2023:

	October 31, 2023	July 31, 2022
Current assets	$39,568	$34,503
Current liabilities	(1,725,729)	(1,569,803)
Working capital deficiency	$(1,686,161)	$(1,535,300)

Current assets for the interim period ended October 31, 2023 increased $5,065 as compared to the fiscal year ended July 31, 2023. The increase is primarily due to an increase in prepaid expenses.

Current liabilities for the interim period ended October 31, 2023 increased $155,926 as compared to the fiscal year ended July 31, 2023. The increase is due to increases in accounts payable and accrued expenses, short-term loans from related parties to meet cash flow needs, and the continuing accrual of officer’s compensation.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and cash received from deferred revenue, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $3,049 for the three months ended October 31, 2023 as compared to $17,438 for the three months ended October 31, 2022. The $14,389 decrease in cash used by operating activities during 2023 is primarily attributable to the receipt of $10,061 in deferred revenue and an overall effort by management to reduce operating costs.

Net Cash Used by Investing Activities

Net cash used by investing activities was $-0- and $3,694 for the three months ended October 31, 2023 and 2022, respectively. The amount is generally comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,769 for the three months ended October 31, 2023, which represents a $17,331 decrease over the same period of 2022. The decrease resulted from less net proceeds from related party loans in 2023 as compared to 2022. Less funding from short-term, related party loans was needed in 2023 due to the lessor amount of cash used by operating and investing activities.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of October 31, 2023.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our July 31, 2023 Annual Report.

We believe the following critical policies impact our more significant judgments and estimates used in preparation of our interim consolidated financial statements.

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

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2023.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At October 31, 2023, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of December 20, 2023, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $56,897 as of the filing date of this interim report.

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event of default, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The AMP Note is currently in default for non-payment of the principal amount of $50,000 and related accrued interest of $9,749 as of the filing date of this report.

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

Date: December 20, 2023
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: December 20, 2023
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

