Form 10-Q
period 2024-01-31
Healthcare Integrated Technologies Inc.
filed 2024-03-18
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

311 S. Weisgarber Road

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

As of March 18, 2024, there were 71,975,011 shares of common stock of the Registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2024	July 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$315,779	$411
Accounts receivable, net	56,000	-
Prepaid expenses	33,022	34,092
Total current assets	404,801	34,503

OTHER ASSETS:
Intangibles, net	758,038	869,432
Total assets	$1,162,839	$903,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$449,765	$258,708
Accounts payable and accrued expenses, related party	638,043	558,883
Contract liabilities	105,189	-
Payroll related liabilities	277,865	155,143
Note payable, related party	390,673	372,069
Notes payable	225,000	225,000
Total current and total liabilities	2,086,535	1,569,803

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 70,725,011 and 68,016,167 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively	70,725	68,016
Additional paid-in capital	15,001,408	14,878,282
Accumulated deficit	(15,995,829)	(15,612,166)
Total stockholders’ deficit	(923,696)	(665,868)
Total liabilities and stockholders’ deficit	$1,162,839	$903,935

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

REVENUE, NET	$21,769	$-	$21,769	$-

OPERATING EXPENSES:
Selling, general and administrative	104,137	152,542	242,154	312,866
Stock-based compensation	3,893	92,842	25,835	163,911
Amortization of intangibles	55,697	9,777	111,394	11,865
Total operating expenses	163,727	255,161	379,383	488,642

OPERATING LOSS	(141,958)	(255,161)	(357,614)	(488,642)

OTHER INCOME (EXPENSE):
Interest expense	(13,205)	(119,832)	(26,049)	(232,718)
Change in fair value of derivative liability	-	156,894	-	(139,631)
Total other income (expense)	(13,205)	37,062	(26,049)	(372,349)

NET LOSS	$(155,163)	$(218,099)	$(383,663)	$(860,991)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	69,406,473	42,444,137	68,637,514	42,473,648

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$(15,612,166)	$(665,868)

Net loss				(228,500)	(228,500)
Issuance of shares for services	1,000,000	1,000	(1,000)		-
Stock-based compensation	211,523	212	21,730		21,942
Activity for the three months ended October 31, 2023	1,211,523	1,212	20,730	(228,500)	(206,558)

Net loss				(155,163)	(155,163)
Issuance of shares for cash	1,000,000	1,000	99,000		100,000
Issuance of shares for services	100,000	100	(100)		-
Issuance of shares for loan modification	326,813	327	(327)		-
Stock-based compensation	70,508	70	3,823		3,893
Activity for the three months ended January 31, 2024	1,497,321	1,497	102,396	(155,163)	(51,270)

Balances at January 31, 2024	70,725,011	$70,725	$15,001,408	$(15,995,829)	$(923,696)

	Six Months Ended January 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$(14,309,708)	$(2,427,758)

Net loss				(642,892)	(642,892)
Stock-based compensation			90,728		90,728
Activity for the three months ended October 31, 2022	-	-	90,728	(642,892)	(552,164)

Net loss				(218,099)	(218,099)
Issuance of shares for services	250,000	250	13,500		13,750
Issuance of shares for conversion of debt and related accrued interest	120,726	121	60,242		60,363
Stock-based compensation	154,662	154	98,595		98,749
Activity for the three months ended January 31, 2023	525,388	525	172,337	(218,099)	(45,237)

Balances at January 31, 2023	42,830,061	$42,830	$12,102,710	$(15,170,699)	$(3,025,159)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended January 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(383,663)	$(860,991)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	111,394	11,865
Stock-based compensation	25,835	163,911
Cash received from deferred revenue	105,189	-
Amortization of debt discount	-	194,395
Change in fair value of derivative liability	-	139,631
Changes in operating assets and liabilities:
Accounts receivable, net	(56,000)	-
Prepaid expenses and other current assets	1,070	1,277
Accounts payable and accrued expenses	191,058	40,769
Accounts payable and accrued expenses, related party	69,966	161,700
Payroll related liabilities	122,722	86,552
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	187,571	(60,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	-	(5,610)
NET CASH USED BY INVESTING ACTIVITIES	-	(5,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	100,000	-
Proceeds from related party loans	37,797	65,466
Payments of amounts owed to related parties	(10,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	127,797	65,466

Net change in cash and cash equivalents	315,368	(1,035)

Cash and cash equivalents, beginning of period	411	1,051

Cash and cash equivalents, end of period	$315,779	$16

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$20,000

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities		$55,333
Capital expenditures included in accounts payable and accrued expenses		$4,294
Capital expenditures from stock-based compensation		$39,316
Issuance of common stock for payment of debt		$50,000
Issuance of common stock for payment of accrued expenses		$10,363

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2024

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of January 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023 filed with the SEC on November 13, 2023.

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

Accounts Receivable

Accounts receivable are stated at their historical carrying amount net of write-offs and allowance for uncollectible accounts. The Company has not charged interest on its accounts receivable. We routinely assess the recoverability of all customer and other receivables to determine their collectability based upon known bad debt risks and past loss history, customer payment practices and economic conditions and, if necessary, will record a reserve when, based on the judgement of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. When collection is no longer pursued, we will charge uncollectable accounts receivable against the reserve. The Company recognized no bad debt expense, write-offs, or recoveries for the six months ended January 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of demand deposits with a financial institution. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institution to the extent account balances exceed the amount insured by the FDIC, which is $250,000. One (1) customer accounted for 100% of our consolidated accounts receivable at January 31, 2024 and 100% of our consolidated revenue for the six months ended January 31, 2024.

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

We had no derivative assets or liabilities as of January 31, 2024 and July 31, 2023.

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

Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. Revenue is recognized net of any taxes collected and subsequently remitted to governmental authorities. If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. The agreements are generally non-cancellable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company expects to recognize all outstanding contract liabilities over the next 12 months.

Contract Combination

The Company may execute more than one contract or agreement with a single customer. The Company evaluates whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements. The Company applied the revenue model to a portfolio of contracts with similar characteristics where we expected that the financial statements would not differ materially from applying it to the individual contracts within that portfolio.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $2,668 and $3,793 for the six months ended January 31, 2024 and 2023, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

On August 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $383,663 for the six months ended January 31, 2024 and $1,302,458 for its most recent fiscal year ended July 31, 2023. As of January 31, 2024, the Company has a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the continuing development, marketing and sales of a viable product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs from the sale of private and public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional capital, there can be no assurances to that effect. Therefore, the accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - INTANGIBLES, NET

Intangibles, net consisted of the following at January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Developed Software	627,440	627,440
Patents	258,422	258,422
Website	8,785	8,785
Less: accumulated amortization	(136,609)	(25,215)
Total intangibles, net	$758,038	$869,432

Amortization expense for the six months ended January 31, 2024 and 2023 was $111,394 and $11,865, respectively. Amortization expense for the six months ended January 31, 2023 includes $8,279 related to the abandonment of a patent during the period.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of January 31, 2024, the weighted average remaining useful life of intangibles being amortized was approximately 7 years. We expect the remaining aggregate amortization expense for each of the five succeeding years to be as follows:

2024	$111,394
2025	222,788
2026	222,788
2027	13,641
2028	13,641
Thereafter	173,786
Total remaining expected amortization expense	$758,038

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Accounts payable	$336,045	$197,234
Accrued expenses	45,162	-
Accrued interest expense	68,558	61,474
Accounts payable and accrued expenses	449,765	258,708

Accounts payable, related party	356,617	328,819
Accrued expenses, related party	281,426	230,064
Accounts payable and accrued expenses, related party	638,043	558,883

Total accounts payable and accrued expenses	$1,087,808	$817,591

NOTE 5 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Accrued officers’ payroll	$265,795	$143,073
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$277,865	$155,143

NOTE 6 - NOTE PAYABLE, RELATED PARTY

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note 1”), in the principal amount of $372,069. The Platinum Note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $18,604 is due in a single lump sum payment on December 12, 2023. We incurred no issuance cost on the transaction and the proceeds were used to retire debt.

On December 12, 2023 we issued a new promissory note to Platinum Equity Advisors, LLC in the principal amount of $390,673 (the “Platinum Note 2”) as full payment of the Platinum Note 1 principal and accrued interest due on such date. The Platinum Note 2 is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $19,534 is due in a single lump sum payment on June 12, 2024. We incurred no issuance cost on the transaction.

Platinum Equity Advisors, LLC is a related party as it is our largest shareholder and is owed 100% by the spouse of our CEO and Charman of our Board of Directors.

At January 31, 2024, the principal balance of the Platinum Note 2 remained $390,673 and accrued but unpaid interest was $5,426. The accrued interest is included in Accounts payable and accrued expenses, related party on our interim consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
5% Convertible promissory notes	$175,000	$175,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Notes payable	$225,000	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At January 31, 2024 and July 31, 2023, accrued but unpaid interest on the 5% Notes was $58,138 and $52,555, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

There were no 5% Notes converted into shares of our common stock during the six months ended January 31, 2024. 5% Notes with a face amount of $150,000 and related accrued interest of $37,586 were converted into shares of our common stock during the year ended July 31, 2023. At January 31, 2024, 5% Notes with a face amount of $175,000 and related accrued interest expense of $58,138 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At January 31, 2024 and July 31, 2023, accrued but unpaid interest on the Acorn Note was $10,419 and $8,919, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets. At January 31, 2024, the note and related accrued interest expense is in default. Management is currently negotiating an amendment to the note to extend the maturity date.

NOTE 8 - COMMON STOCK

At January 31, 2024 and July 31, 2023, we had 70,725,011 and 68,016,167 shares of common stock outstanding, respectively. We issued 1,100,000 shares for services, 1,000,000 shares for cash, 326,813 shares for a loan modification fee, and 282,031 shares for the vesting of restricted stock grants during the six months ended January 31, 2024. During the fiscal year ended July 31, 2023, we issued 25,711,494 shares of common stock, of which 19,722,260 were issued for the payment of accrued expenses, 3,000,000 shares were issued for cash, 1,500,000 shares were issued for payment of note extension fees, 664,062 shares were issued upon the vesting of restricted stock grants, 450,000 shares were issued for services, and 375,172 shares were issued for the conversion of debt and related accrued interest.

On August 26, 2022, we executed a consulting agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC, or assignee (“Bench”) to provide business advisory services in analyzing, structuring, negotiating and effecting business combinations, and serving on our Board of Directors. Pursuant to the terms of the agreement, we provided Bench a one (1) year restricted stock award of 846,093 shares, which were valued at $0.0135 on the award date. The restricted stock award vest ratably, on a monthly basis, at the end of each month of completed service. Vested common shares are issued on a quarterly basis in accordance with the Company’s quarterly reporting periods. As of January 31, 2024, all 846,093 shares under the restricted stock award have been issued.

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

On November 1, 2023, we issued 70,508 shares of common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services. The shares were issued at an estimated value of $0.0135 per share.

On November 1, 2023, we issued 100,000 shares of common stock to a consultant pursuant to the terms of a consulting agreement entered into on September 1, 2023. The shares were issued to the consultant at an estimated value of $0.024 per share.

On December 8, 2023, we issued 326,813 shares of common stock to a previous lender pursuant to a make whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

On January 31, 2024, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

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

During the six months ended January 31, 2024, we recorded $6,706 of compensation expense related to stock options and warrants. During the six months ended January 31, 2023, we recorded $163,912 of compensation expense, net of capitalized expense of $39,316, related to stock options and warrants. We granted no stock options or warrants during the six months ended January 31, 2024 or 2023.

The following table summarizes our options and warrant activity for the six months ended January 31, 2024 and fiscal year ended July 31, 2023:

	January 31, 2024		July 31, 2023
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	6,350,000	$0.24	8,850,000	$1.02
Expired	-	-	(2,500,000)	3.00
Balance at end of period	6,350,000	$0.24	6,350,000	$0.24
Options and warrants exercisable	6,350,000	$0.24	6,066,666	$0.23

Summary of Restricted Stock Grants

During the six months ended January 31, 2024 and 2023, we recorded compensation expense related to restricted stock grants of $19,129 and $22,103, respectively. The grant date fair value of restricted stock awards during the six months ended January 31, 2024 and 2023 was $7,305 and $76,422, respectively.

The following table summarizes our restricted stock activity for the six months ended January 31, 2024 and fiscal year ended July 31, 2023:

	January 31, 2024	July 31, 2023
Balance at beginning of period	2,282,031	100,000
Granted	300,000	2,846,093
Released	(1,382,031)	(664,062)
Balance at end of period	1,200,000	2,282,031

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of January 31, 2024 and July 31, 2023, related parties were owed $356,617 and $328,819, respectively, which are included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See “Note 4 - Accounts Payable and Accrued Expenses”). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party as it is our largest shareholder and is owed 100% by the spouse of our CEO and Charman of our Board of Directors. At January 31, 2024 and July 31, 2023, we owed Platinum Equity $276,000 and $225,000, respectively. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See “Note 4 - Accounts Payable and Accrued Expenses”).

On December 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $390,673. The note, plus accrued interest, is due on June 12, 2024. At January 31, 2024, accrued but unpaid interest on the note was $5,426 (See “Note 4 - Accounts Payable and Accrued Expenses” and “Note 6 - Notes Payable, Related Party”). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

On January 31, 2024, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. Effective as of August 1, 2023, the Company shall pay Platinum an annual base fee of $102,000. The initial base fee is intended to compensate Platinum for a time commitment of up to 1/3 of the CEO’s time, attention, skill and best efforts to the Company. At the discretion of the Board of Directors, the base fee may be increased to a maximum annual amount of $306,000 to better reflect the value of any future increases in the CEO’s time commitment to the Company. If the Contract CEO Agreement is terminated by us without cause or by Platinum for good reason, we are obligated to pay Platinum severance equal to three (3) months base fee and any other earned but unpaid compensation. In addition, if at any time during the term of the Contract CEO Agreement Platinum is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay Platinum an amount equal to 2.99 times the annual base fee. “Change in Control” is defined in the Contract CEO Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. Platinum is eligible for equity awards and other benefits as approved by the Board of Directors.

On January 31, 2024, in connection with the appointment of Charles B. Lobetti, III as Chief Financial Officer of the Company, the Company and Mr. Lobetti entered into an employment agreement (the “Lobetti Employment Agreement”) with an initial term of three (3) years. Effective as of August 1, 2023, the Company shall pay Mr. Lobetti a base salary at the rate of $102,000 per annum. The initial base salary is intended to compensate Mr. Lobetti for a devotion of up to forty percent (40%) of his time, attention, skill and best efforts to the Company. At the discretion of the Chief Executive Officer, the base salary may be increased to a maximum annual amount of $255,000 to better reflect the value of any future increases in Mr. Lobetti’s time commitment to the Company. In the event Mr. Lobetti’s employment with the Company is terminated without cause, Mr. Lobetti shall be entitled to a severance payment equal to his currently in effect base salary for one (1) full year. If Mr. Lobetti is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Lobetti shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Lobetti is eligible for equity awards and other benefits as approved by the Board of Directors.

On January 31, 2024, in connection with the appointment of Kenneth M. Greenwood as Chief Technology Officer of the Company, the Company and Mr. Greenwood entered into an employment agreement (the “Greenwood Employment Agreement”) with an initial term of three (3) years. Effective as of August 1, 2023, the Company shall pay Mr. Greenwood a base salary at the rate of $102,000 per annum. The initial base salary is intended to compensate Mr. Greenwood for a devotion of up to forty percent (40%) of his time, attention, skill and best efforts to the Company. At the discretion of the Chief Executive Officer, the base salary may be increased to a maximum annual amount of $255,000 to better reflect the value of any future increases in Mr. Greenwood’s time commitment to the Company. In the event Mr. Greenwood’s employment with the Company is terminated without cause, Mr. Greenwood shall be entitled to a severance payment equal to his currently in effect base salary for one (1) full year. If Mr. Greenwood is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Greenwood shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary he is then earning. In addition, Mr. Greenwood is eligible for equity awards and other benefits as approved by the Board of Directors.

On January 31, 2024, in connection with the appointment of Susan A. Reyes, MD as Chief Medical Officer of the Company, the Company and Dr. Reyes entered into an employment agreement (the “Reyes Employment Agreement”) with an initial term of three (3) years. Effective as of August 1, 2023, the Company shall pay Dr. Reyes a base salary at the rate of $24,000 per annum. The initial base salary is intended to compensate Dr. Reyes for a fractional devotion of her time, attention, skill and best efforts to the Company. At the discretion of the Chief Executive Officer, the base salary may be increased to a maximum annual amount of $92,000 to better reflect the value of any future increases in Dr. Reyes’ time commitment to the Company. In the event Dr. Reyes’ employment with the Company is terminated without cause, Dr. Reyes shall be entitled to a severance payment equal to her currently in effect base salary for one (1) full year. If Dr. Reyes is terminated without cause within two (2) years of a change in control upon request of the acquiror, Dr. Reyes shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary she is then earning. In addition, Dr. Reyes is eligible for equity awards and other benefits as approved by the Board of Directors.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the six months ended January 31, 2024 and 2023. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2023 as filed with the SEC on November 13, 2023.

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

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which has allowed us to continue refining our initial product and readying it for pilot testing, developing future product offerings and adding talented individuals to our management team and on a contract basis. Highlighted achievements for the six months ended January 31, 2024 include:

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

●

On December 1, 2023 we entered into a contract with Signature to install our SafeFace AI-based proprietary software to automatically track and trace every individual who enters a facility, photographing the individual as they enter the facility, and providing notifications to the facility staff when that individual enters and exits the facility. The $266,000 contract covers 19 Signature facilities ($14,000 per facility) and is part of an infection control program funded by a grant Signature received from the State of Tennessee. The contract expires on April 1, 2024 and the net revenue will be recognized over the contract period.

●

On December 1, 2023 we entered into a contract with Signature to install our SafeFace AI-based proprietary software to automatically track and trace employees and agency staff as they enter and exit a facility. The data is used to track and compare billings to employee and agency staff time input. Utilizing custom designed reports, Signature can identify discrepancies in employee reports and agency staff invoices as part of a control process to prevent over and under billings. We entered into this contract under a contingent fee arrangement whereby we receive 50% of any cost savings identified by the system. Due to the contingent nature of our fee arrangement, we can not accurately predict future revenue from this contract. The contract expires on November 30, 2024.

●	In February 2024, the Company entered into a non-binding letter of intent with Glass 8 Holdings LLC (“Glass 8”), a Tennessee-based limited liability company that owns window businesses operating in Canada, to purchase 100% of the membership interest of Glass 8 Holdings, LLC in exchange for the issuance of 8 million common shares and assumption of a $1.1 million loan. The spouse of our CEO controls a 37.775% membership interest in Glass 8. In addition to this proposed transaction, Company management is actively pursuing a number of other acquisitions to advance its acquisition strategy. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated. If and when any such a definitive agreement is reached, the Company will file notice with the Securities and Exchange Commission on Form 8-K.

Results of Operations

Three Months Ended January 31, 2024 Compared to the Three Months Ended January 31, 2023

Revenues

We recognized $21,769 in revenue from our contracts during the three month period ended January 31, 2024. We had no revenue during the three month period ended January 31, 2023.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ended January 31, 2024 and 2023:

	For the Three Months Ended January 31,
	2024	2023	$ Variance	%Variance

Officers’ salaries	$86,860	$124,169	$(37,309)	(30)%
Professional fees	11,891	27,411	(15,520)	(57)%
Software development	4,381	-	4,381	-
Other	1,005	962	43	4%
Total selling, general & administrative	104,137	152,542	(48,405)	(32)%
Stock-based compensation	3,893	92,843	(88,950)	(96)%
Amortization	55,697	9,776	45,921	(470)%
Total Operating Expenses	$163,727	$255,161	$(91,434)	(36)%

Officers’ Salaries - Officers’ salaries decreased $37,309, or 30%, over 2023. The decrease is a result of the Company’s officers accepting voluntary pay reductions to better reflect time commitments and reduce operating cost during the start-up phase.

Professional Fees - Professional fees decreased $15,520, or 57%. over the same period in the prior year. The decrease from 2023 primarily results from a $18,750 decrease in the expense for outside consultants for raising capital, which was partially offset by a $2,073 increase in accounting fees and a $2,047 increase in fees related to patents. The remaining difference results from a small net decrease in legal, transfer agent and SEC filing costs.

Software Development – Software development expenses increased $4,381 over 2023. Prior to this period, our internally developed software had not been placed in service and software development cost were being capitalized.

Stock-based Compensation - Stock-based compensation expense decreased $88,950, or 96%, from the same period in the prior year. The decrease results from a 2024 reduction in the amortization of the grant date fair value of employee stock options and restricted stock awards granted to our CEO, CFO, CTO and CMO. The decreases were partially offset by the additional expense related to the issuance of new shares and restricted stock grants to outside consultants.

Amortization - Amortization expense increased $45,921 over 2023. The increase in amortization expense primarily relates to the amortization of capitalized software development cost during the three months ended January 31, 2024 that had not yet been placed in service during the prior period.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended January 31, 2024 and 2023:

	For the Three Months Ended January 31,
	2024	2023	$ Variance	%Variance

Interest expense	$(13,205)	$(119,832)	$106,627	(89)%
Change in fair value of derivative liability	-	156,894	(156,894)	-
Total	$(13,205)	$37,062	$(50,267)	(136)%

Interest Expense - Interest expense decreased $106,627, or 89%, over the same period in the prior year. Interest expense decreased due to a paydown and refinance of debt in June of 2023. The prior loan, which was in place during 2023, had a larger principal balance and associated fees that were initially recorded as debt discount and were being amortized as a component of interest expense.

Change in Fair Value of Derivative Liability – We had no derivative liability during the second quarter of fiscal 2024 and, accordingly, no change in the fair value of derivative liability. The change in the fair value of the derivative liability in 2023 was associated with debt that was retired in June of 2023.

Six Months Ended January 31, 2024 Compared to the Six Months Ended January 31, 2023

Revenues

We recognized $21,769 in revenue from our contracts during the six month period ended January 31, 2024. We had no revenue during the six month period ended January 31, 2023.

Operating Expenses

The table below presents a comparison of our operating expenses for the six months ended January 31, 2024 and 2023:

	For the Six Months Ended January 31,
	2024	2023	$ Variance	%Variance

Officers’ salaries	$173,721	$248,293	$(74,572)	(30)%
Professional fees	54,500	58,939	(4,439)	(8)%
Software development	8,281	-	8,281	-
Advertising and marketing	2,668	3,793	(1,125)	(30)%
Other	2,984	1,840	1,144	62%
Total selling, general & administrative	242,154	312,865	(70,711)	(23)%
Stock-based compensation	25,835	163,912	(138,077)	(84)%
Amortization	111,394	11,865	99,529	839%
Total Operating Expenses	$379,383	$488,642	$(109,259)	(22)%

Officers’ Salaries - Officers’ salaries decreased $74,572, or 30%, over 2023. The decrease is a result of the Company’s officers accepting voluntary pay reductions to better reflect time commitments and reduce operating cost during the start-up phase.

Professional Fees - Professional fees decreased $4,439, or 8%. over the same period in the prior year. The decrease from 2023 primarily results from a $5,016 decrease in accounting fees and a $2,366 decrease in SEC filing fees, which were partially offset by a $2,797 increase in fees related to patents. The remaining difference results from a small net decrease in legal and transfer agent fees.

Software Development – Software development expenses increased $8,281 over 2023. Prior to this period, our internally developed software had not been placed in service and software development cost were being capitalized.

Advertising and Marketing - Advertising and marketing expense decreased $1,125, or 30%, over the same period in the prior year. The decrease is primarily due to the elimination of a contract sales and marketing representative we had in 2023 that was partially offset by an increase in expenses related to conferences and trade shows.

Stock-based Compensation - Stock-based compensation expense decreased $138,077, or 84%, from the same period in the prior year. The decrease results from a 2024 reduction in the amortization of the grant date fair value of employee stock options and restricted stock awards granted to our CEO, CFO, CTO and CMO. The decreases were partially offset by the additional expense related to the issuance of new shares and restricted stock grants to outside consultants.

Amortization - Amortization expense increased $99,529 over 2023. The increase in amortization expense primarily relates to the amortization of capitalized software development cost during the six months ended January 31, 2024 that had not yet been placed in service during the prior period.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the six months ended January 31, 2024 and 2023:

	For the Six Months Ended January 31,
	2024	2023	$ Variance	%Variance

Interest expense	$(26,049)	$(232,718)	$(206,669)	(89)%
Change in fair value of derivative liability	-	(139,631)	(139,631)	-
Total	$(26,049)	$(372,349)	$(346,300)	(93)%

Interest Expense - Interest expense decreased $206,669, or 89%, over the same period in the prior year. Interest expense decreased due to a paydown and refinance of debt in June of 2023. The prior loan, which was in place during 2023, had a larger principal balance and associated fees that were initially recorded as debt discount and were being amortized as a component of interest expense.

Change in Fair Value of Derivative Liability – We had no derivative liability during the first quarter of fiscal 2024 and, accordingly, no change in the fair value of derivative liability. The change in the fair value of the derivative liability in 2023 was associated with debt that was retired in June of 2023.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended January 31, 2024 and fiscal year ended July 31, 2023:

	January 31, 2024	July 31, 2023
Current assets	$404,801	$34,503
Current liabilities	(2,086,535)	(1,569,803)
Working capital deficiency	$(1,681,734)	$(1,535,300)

Current assets for the interim period ended January 31, 2024 increased $370,298 as compared to the fiscal year ended July 31, 2023. The increase is primarily due to an increase in cash and accounts receivable related to the new Signature contract.

Current liabilities for the interim period ended January 31, 2024 increased $516,732 as compared to the fiscal year ended July 31, 2023. The increase is due to increases in accounts payable and accrued expenses, short-term loans from related parties to meet cash flow needs, the continuing accrual of officer’s compensation and the liability associated with the Signature contract.

Net Cash Used by Operating Activities

We currently do not have a recurring revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and cash received from deferred revenue, which affect earnings but do not affect operating cash flow. Net cash provided by operating activities was $187,571 for the six months ended January 31, 2024 as compared to net cash used by operating activities of $60,891 for the six months ended January 31, 2023. The $248,462 increase in net cash provided (used) by operating activities during 2024 is primarily attributable to the receipt of $105,189 in deferred revenue and a net change of $135,058 in accounts receivable and accounts payable and accrued expenses, all of which are primarily related to two new contracts this period.

Net Cash Used by Investing Activities

Net cash used by investing activities was $-0- and $5,610 for the six months ended January 31, 2024 and 2023, respectively. The amount is generally comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $127,797 for the six months ended January 31, 2024, which represents a $62,331 increase over the same period of 2023. The increase resulted from a $100,000 increase in net proceeds received from the issuance of common stock for cash, which was partially offset by less net proceeds from related party loans in 2024 as compared to 2023.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of January 31, 2024.

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

Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. Revenue is recognized net of any taxes collected and subsequently remitted to governmental authorities. If we determine that we have not satisfied a performance obligation, we defer recognition of the revenue until the performance obligation is satisfied. The agreements are generally non-cancellable or contain significant penalties for early cancellation, although customers typically have the right to terminate their contracts for cause if we fail to perform material obligations. However, if non-standard acceptance periods, non-standard performance criteria, or cancellation or right of refund terms are required, revenue is recognized upon the satisfaction of such criteria.

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company expects to recognize all outstanding contract liabilities over the next 12 months.

Contract Combination

The Company may execute more than one contract or agreement with a single customer. The Company evaluates whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements. The Company applied the revenue model to a portfolio of contracts with similar characteristics where we expected that the financial statements would not differ materially from applying it to the individual contracts within that portfolio.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2024.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At January 31, 2024, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2024, we issued 1,000,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of March 18, 2024, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $59,565 as of the filing date of this interim report.

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event of default, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The AMP Note is currently in default for non-payment of the principal amount of $50,000 and related accrued interest of $10,498 as of the filing date of this report.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Non-Employee Chief Executive Officer Engagement Agreement by and between the Company and Platinum Equity Advisors, LLC dated January 31, 2024.*

10.2	Employment Agreement between the Company and Charles B. Lobetti, III dated January 31, 2024.*

10.3	Employment Agreement between the Company and Kenneth M. Greenwood dated January 31, 2024.*

10.4	Employment Agreement between the Company and Susan A. Reyes, M.D. dated January 31, 2024.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: March 18, 2024
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: March 18, 2024
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

