Form 10-Q
period 2024-04-30
Healthcare Integrated Technologies Inc.
filed 2024-06-20
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

Registrant’s telephone number, including area code: (865) 237-4448

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

As of June 20, 2024, there were 74,468,542 shares of common stock of the Registrant outstanding.

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

From time to time, forward-looking statements are also included in our other periodic reports on Form 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2024	July 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30	$411
Accounts receivable, net	14,000	-
Prepaid expenses	33,022	34,092
Total current assets	47,052	34,503

OTHER ASSETS:
Intangibles, net	702,341	869,432
Total assets	$749,393	$903,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$287,179	$258,708
Accounts payable and accrued expenses, related party	342,868	558,883
Payroll related liabilities	339,225	155,143
Note payable, related party	390,673	372,069
Notes payable	225,000	225,000
Total current and total liabilities	1,584,945	1,569,803

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 73,218,542 and 68,016,167 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	73,219	68,016
Additional paid-in capital	15,302,276	14,878,282
Accumulated deficit	(16,211,047)	(15,612,166)
Total stockholders’ deficit	(835,552)	(665,868)
Total liabilities and stockholders’ deficit	$749,393	$903,935

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023

REVENUE, NET	$60,283	$-	$82,052	$-

OPERATING EXPENSES:
Selling, general and administrative	128,082	161,161	370,236	487,776
Stock-based compensation	78,361	92,843	104,196	243,005
Amortization of intangibles	55,697	1,610	167,091	13,475
Total operating expenses	262,140	255,614	641,523	744,256

OPERATING LOSS	(201,857)	(255,614)	(559,471)	(744,256)

OTHER INCOME (EXPENSE):
Interest expense	(13,361)	(118,930)	(39,410)	(351,648)
Change in fair value of derivative liability	-	128,014	-	(11,617)
Total other income (expense)	(13,361)	9,084	(39,410)	(363,265)

NET LOSS	$(215,218)	$(246,530)	$(598,881)	$(1,107,521)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	71,481,879	43,697,382	69,320,088	43,121,977

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$(15,612,166)	$(665,868)

Net loss				(383,663)	(383,663)
Shares issued for cash	1,000,000	1,000	99,000		100,000
Shares issued for services	1,100,000	1,100	(1,100)		-
Shares issued for loan modification	326,813	327	(327)		-
Stock-based compensation	282,031	282	25,553		25,835
Activity for the six months ended January 31, 2024	2,708,844	2,709	123,126	(383,663)	(257,828)

Net loss				(215,218)	(215,218)
Issuance of shares for cash	2,250,000	2,250	222,750		225,000
Issuance of shares for loan modification	243,531	244	(244)		-
Stock-based compensation	-	-	78,362		78,362
Activity for the three months ended April 30, 2024	2,493,531	2,494	300,867	(215,218)	88,144

Balances at April 30, 2024	73,218,542	$73,219	$15,302,276	$(16,211,047)	$(835,552)

	Nine Months Ended April 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$(14,309,708)	$(2,427,758)

Net loss				(860,991)	(860,991)
Shares issued for services	250,000	250			13,750
Shares issued for the conversion of debt and related accrued interest	120,726	121	60,242		60,363
Stock-based compensation	154,662	154	189,323		189,477
Activity for the six months ended January 31, 2023	525,388	525	263,065	(860,991)	(597,401)

Net loss				(246,530)	(246,530)
Shares issued for cash	3,000,000	3,000	297,000		300,000
Shares issued for services	200,000	200	14,800		15,000
Shares issued for the conversion of debt and related accrued interest	254,446	254	126,969		127,223
Shares issued for note amendment fees	1,000,000	1,000	99,000		100,000
Stock-based compensation	197,877	198	97,570		97,768
Activity for the three months ended April 30, 2023	4,652,323	4,652	635,339	(246,530)	393,461

Balances at April 30, 2023	47,482,384	$47,482	$12,738,049	$(15,417,229)	$(2,631,698)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(598,881)	$(1,107,521)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	167,091	13,475
Stock-based compensation	104,196	243,005
Shares issued for services	-	15,000
Shares issued for note amendment fees	-	100,000
Amortization of debt discount	-	194,394
Change in fair value of derivative liability	-	11,617
Changes in operating assets and liabilities:
Accounts receivable, net	(14,000)	-
Prepaid expenses and other current assets	1,070	2,561
Accounts payable and accrued expenses	28,471	77,527
Accounts payable and accrued expenses, related party	(70,381)	242,550
Payroll related liabilities	184,082	129,827
NET CASH USED BY OPERATING ACTIVITIES	(198,352)	(77,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for intangible assets	-	(22,388)
NET CASH USED BY INVESTING ACTIVITIES	-	(22,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	325,000	300,000
Repayment of short-term debt	-	(150,000)
Proceeds from related party loans	72,030	94,401
Payments of amounts owed to related parties	(199,059)	(63,161)
NET CASH PROVIDED BY FINANCING ACTIVITIES	197,971	181,240

Net change in cash and cash equivalents	(381)	81,287

Cash and cash equivalents, beginning of period	411	1,051

Cash and cash equivalents, end of period	$30	$82,338

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$30,000

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in payroll related liabilities		$82,998
Capital expenditures from stock-based compensation		$57,991
Shares issued for payment of convertible debt		$150,000
Shares issued for payment of accrued expenses		$37,586

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of April 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended April 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023 filed with the SEC on November 13, 2023.

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

Accounts Receivable

Accounts receivable are stated at their historical carrying amount net of write-offs and allowance for uncollectible accounts. The Company has not charged interest on its accounts receivable. We routinely assess the recoverability of all customer and other receivables to determine their collectability based upon known bad debt risks and past loss history, customer payment practices and economic conditions and, if necessary, will record a reserve when, based on the judgement of management, it is probable that a receivable will not be collected and the amount of the reserve may be reasonably estimated. When collection is no longer pursued, we will charge uncollectable accounts receivable against the reserve. The Company recognized no bad debt expense, write-offs, or recoveries for the nine months ended April 30, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of demand deposits with a financial institution. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institution to the extent account balances exceed the amount insured by the FDIC, which is $250,000. One (1) customer accounted for 100% of our consolidated accounts receivable at April 30, 2024 and 100% of our consolidated revenue for the nine months ended April 30, 2024.

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

We had no derivative assets or liabilities as of April 30, 2024 and July 31, 2023.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $5,864 and $5,418 for the nine months ended April 30, 2024 and 2023, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $598,881 for the nine months ended April 30, 2024 and $1,302,458 for its most recent fiscal year ended July 31, 2023. As of April 30, 2024, the Company has a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INTANGIBLES, NET

Intangibles, net consisted of the following at April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Developed Software	627,440	627,440
Patents	258,422	258,422
Website	8,785	8,785
Less: accumulated amortization	(192,306)	(25,215)
Total intangibles, net	$702,341	$869,432

Amortization expense for the nine months ended April 30, 2024 and 2023 was $167,091 and $13,475, respectively. Amortization expense for the nine months ended April 30, 2023 includes $8,279 related to the abandonment of a patent during the period.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of April 30, 2024, the weighted average remaining useful life of intangibles being amortized was approximately 7 years. We expect the remaining aggregate amortization expense for each of the five succeeding years to be as follows:

2024	$55,697
2025	222,788
2026	222,788
2027	13,641
2028	13,641
Thereafter	173,786
Total remaining expected amortization expense	$702,341

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Accounts payable	$209,227	$197,234
Accrued expenses	5,800	-
Accrued interest expense	72,152	61,474
Accounts payable and accrued expenses	287,179	258,708

Accounts payable, related party	201,790	328,819
Accrued expenses, related party	141,078	230,064
Accounts payable and accrued expenses, related party	342,868	558,883

Total accounts payable and accrued expenses	$630,047	$817,591

NOTE 5 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Accrued officers’ payroll	$327,155	$143,073
Payroll taxes payable	12,070	12,070
Total payroll related liabilities	$339,225	$155,143

NOTE 6 - NOTE PAYABLE, RELATED PARTY

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note 1”), in the principal amount of $372,069. The Platinum Note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $18,604 was due in a single lump sum payment on December 12, 2023. We incurred no issuance cost on the transaction and the proceeds were used to retire debt.

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

Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors.

At April 30, 2024, the principal balance of the Platinum Note 2 remained $390,673 and accrued but unpaid interest was $15,193. The accrued interest is included in Accounts payable and accrued expenses, related party on our interim consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
5% Convertible promissory notes	$175,000	$175,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Notes payable	$225,000	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At April 30, 2024 and July 31, 2023, accrued but unpaid interest on the 5% Notes was $60,982 and $52,555, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

There were no 5% Notes converted into shares of our common stock during the nine months ended April 30, 2024. 5% Notes with a face amount of $150,000 and related accrued interest of $37,586 were converted into shares of our common stock during the year ended July 31, 2023. At April 30, 2024, 5% Notes with a face amount of $175,000 and related accrued interest expense of $60,982 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. AMP delivered the purchased shares directly to the transfer agent on September 8, 2020 and immediately cancelled. At April 30, 2024 and July 31, 2023, accrued but unpaid interest on the Acorn Note was $11,169 and $8,919, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets. At April 30, 2024, the note and related accrued interest expense is in default. Management is currently negotiating an amendment to the note to extend the maturity date.

NOTE 8 - COMMON STOCK

At April 30, 2024 and July 31, 2023, we had 73,218,542 and 68,016,167 shares of common stock outstanding, respectively. We issued 3,250,000 shares for cash, 1,100,000 shares for services, 570,344 shares for a loan modification fee, and 282,031 shares for the vesting of restricted stock grants during the nine months ended April 30, 2024. During the fiscal year ended July 31, 2023, we issued 25,711,494 shares of common stock, of which 19,722,260 were issued for the payment of accrued expenses, 3,000,000 shares were issued for cash, 1,500,000 shares were issued for payment of note extension fees, 664,062 shares were issued upon the vesting of restricted stock grants, 450,000 shares were issued for services, and 375,172 shares were issued for the conversion of debt and related accrued interest.

On August 26, 2022, we executed a consulting agreement with G. Shayne Bench, individually, and Bucuti Investments, LLC, or assignee (“Bench”) to provide business advisory services in analyzing, structuring, negotiating and effecting business combinations, and serving on our Board of Directors. Pursuant to the terms of the agreement, we provided Bench a one (1) year restricted stock award of 846,093 shares, which were valued at $0.0135 on the award date. The restricted stock award vest ratably, on a monthly basis, at the end of each month of completed service. Vested common shares are issued on a quarterly basis in accordance with the Company’s quarterly reporting periods. As of April 30, 2024, all 846,093 shares under the restricted stock award have been issued.

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

On February 9, 2024, we completed a private placement of 250,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private placement.

On March 7, 2024, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On March 22, 2024, we completed a private placement of 1,000,000 shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On April 16, 2024, we issued 243,531 shares of common stock to a previous lender pursuant to a make whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

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

During the nine months ended April 30, 2024, we recorded $76,482 of compensation expense related to stock options and warrants. During the nine months ended April 30, 2023, we recorded $189,869 of compensation expense, net of capitalized expense of $57,991, related to stock options and warrants. The grant date fair value of stock options and warrants during the nine months ended April 30, 2024 was $69,776. We granted no stock options or warrants during the nine months ended April 30, 2023.

The following table summarizes our options and warrant activity for the nine months ended April 30, 2024 and fiscal year ended July 31, 2023:

	April 30, 2024		July 31, 2023
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	6,350,000	$0.24	8,850,000	$1.02
Granted	1,250,000	0.07	-	-
Canceled	(1,250,000)	0.23	-	-
Expired	-	-	(2,500,000)	3.00
Balance at end of period	6,350,000	$0.21	6,350,000	$0.24
Options and warrants exercisable	6,350,000	$0.21	6,066,666	$0.23

Summary of Restricted Stock Grants

During the nine months ended April 30, 2024 and 2023, we recorded compensation expense related to restricted stock grants of $27,714 and $39,386, respectively. The grant date fair value of restricted stock awards during the nine months ended April 30, 2024 and 2023 was $33,805 and $76,422, respectively.

The following table summarizes our restricted stock activity for the nine months ended April 30, 2024 and fiscal year ended July 31, 2023:

	April 30, 2024	July 31, 2023
Balance at beginning of period	2,282,031	100,000
Granted	1,300,000	2,846,093
Released	(1,382,031)	(664,062)
Balance at end of period	2,200,000	2,282,031

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2024 and July 31, 2023, related parties were owed $201,790 and $328,819, respectively, which are included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See “Note 4 - Accounts Payable and Accrued Expenses”). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At April 30, 2024 and July 31, 2023, we owed Platinum Equity $125,886 and $225,000, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See “Note 4 - Accounts Payable and Accrued Expenses”).

On December 12, 2023, we issued a Promissory Note to Platinum Equity in the principal amount of $390,673. The note, plus accrued interest, is due on June 12, 2024. At April 30, 2024, accrued but unpaid interest on the note was $15,193 (See “Note 4 - Accounts Payable and Accrued Expenses” and “Note 6 - Notes Payable, Related Party”). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

On September 18, 2023, Apex Funding Source, LLC (the “Lender”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming Grasshopper Staffing, Inc. and Indeliving Holdings, Inc., both of which are wholly owned subsidiaries of the Company, as defendants in the suit. The action against our wholly owned subsidiaries is due to an alleged guarantee of a loan the Lender made to Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control. The lawsuit is an action for BERI’s breach of a loan agreement and failure to pay $4,705,900 in principal and interest to the Lender when due. The lawsuit also named Scott M. Boruff, the CEO and Chairman of the Company’s Board of Directors, and Platinum Equity Advisors, LLC, the Company’s largest principal shareholder that is controlled by Julie Boruff, spouse of Scott M. Boruff, as defendants for their alleged guaranty of the BERI loan.

On April 18, 2024, the Lender filed a motion seeking partial summary judgment on its First Cause of Action against BERI and its Second Cause of Action against Scott M. Boruff in the amount of $4,705,900, plus their actual and reasonable attorneys’ fees. Neither the Company nor its subsidiaries were included in the motion seeking partial summary judgment.

In the event the Lender attempts to enforce the alleged guarantees against our subsidiaries, we believe we have valid defenses against such an action. In addition, both subsidiaries previously discontinued their operations and currently have no assets. In the judgement of the Company’s management, if the pending actions were adversely determined they would not have a material adverse effect on the Company.

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

NOTE 12 - SUBSEQUENT EVENTS

On June 15, 2024, we entered into a Non-Employee Chief Strategy Officer Engagement Agreement (the “Contract CSO Agreement”) with Ryan Hillis to provide the services of Chief Strategy Officer to the Company for a term of three (3) years. The Company shall pay Mr. Hillis an annual base fee of $100,000, to be paid in equal monthly payments, and receive a grant of 1,000,000 shares of the Company’s common stock as a signing bonus. In addition to the base fee and stock grant, Mr. Hillis will be paid a commission on certain new and recurring business sales. Mr. Hillis is also eligible for discretionary bonuses, equity awards and other benefits as approved by the Board of Directors. If the Contract CSO Agreement is terminated by us without cause, or by Mr. Hillis for good reason, we are obligated to pay Mr. Hillis a severance equal to one month of base fee and any other earned but unpaid compensation.

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than those mentioned above that would require adjustment to or disclosure in the interim consolidated financial statements.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the nine months ended April 30, 2024 and 2023. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2023 as filed with the SEC on November 13, 2023.

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

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which has allowed us to continue refining our initial product and readying it for pilot testing, developing future product offerings and adding talented individuals to our management team and on a contract basis. Highlighted achievements for the nine months ended April 30, 2024 include:

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

●

On December 1, 2023 we entered into a contract with Signature to install our SafeFace AI-based proprietary software to automatically track and trace employees and agency staff as they enter and exit a facility. The data is used to track and compare billings to employee and agency staff time input. Utilizing custom designed reports, Signature can identify discrepancies in employee reports and agency staff invoices as part of a control process to prevent over and under billings. We entered into this contract under a contingent fee arrangement whereby we receive 50% of any cost savings identified by the system. We did not recognize any revenue under this contract during the nine months ended April 30, 2024. Due to the contingent nature of our fee arrangement, we cannot accurately predict future revenue from this contract. The contract expires on November 30, 2024.

●	In February 2024, the Company entered into a non-binding letter of intent with Glass 8 Holdings LLC (“Glass 8”), a Tennessee-based limited liability company that owns window businesses operating in Canada, to purchase 100% of the membership interest of Glass 8 in exchange for the issuance of 8 million shares of the Company’s common stock and the assumption of a $1.1 million loan. The spouse of our CEO controls a 37.775% membership interest in Glass 8. We were unable to move forward with the acquisition of Glass 8 due to their inability to adequately respond to our due diligence requests. If circumstances change and a definitive agreement is ultimately reached, the Company will file notice with the Securities and Exchange Commission on Form 8-K.

Results of Operations

Three Months Ended April 30, 2024 Compared to the Three Months Ended April 30, 2023

Revenues

During the three months ended April 30, 2024, we recognized $60,283 in revenue from our service agreement that ended April 1, 2024. We have been unable to obtain extensions or additional agreements that would allow us to continue recognizing revenue in subsequent periods. We had no revenue during the three months ended April 30, 2023.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ended April 30, 2024 and 2023:

	For the Three Months Ended April 30,
	2024	2023	$ Variance	%Variance

Officers’ salaries	$86,861	$124,125	$(37,264)	(30)%
Professional fees	15,405	29,628	(14,223)	(48)%
Software development	7,006	-	7,006	-
Travel and entertainment	13,499	256	13,243	5,173%
Advertising and marketing	3,196	1,625	1,571	97%
Other	2,115	5,527	(3,412)	(62)%
Total selling, general & administrative	128,082	161,161	(33,079)	(21)%
Stock-based compensation	78,361	92,843	(14,482)	(16)%
Amortization	55,697	1,610	54,087	3,359%
Total Operating Expenses	$262,140	$255,614	$6,526	3%

Officers’ Salaries - Officers’ salaries decreased $37,264, or 30%, over 2023. The decrease is a result of the Company’s officers accepting voluntary pay reductions to better reflect time commitments and reduce operating cost during the start-up phase.

Professional Fees - Professional fees decreased $14,223, or 48%, over the same period in the prior year. The decrease from 2023 primarily results from a $16,284 decrease in legal fees and a $5,000 decrease in the expense for outside consultants, which were partially offset by a $2,000 increase in accounting fees and a $4,081 increase in patent related costs. The remaining difference results from a small net increase in transfer agent and SEC filing costs.

Software Development - Software development expenses increased $7,006 over 2023. Prior to this period, our internally developed software had not been placed in service and software development cost were being capitalized.

Travel and Entertainment - Travel and entertainment expenses increased $13,243 over the same period in the prior year. The increase in travel and entertainment expenses is directly attributable to focused capital raising effort and actively evaluating acquisition opportunities during the period.

Advertising and Marketing - Advertising and marketing expenses increased $1,571 over 2023. The increase is primarily attributable to a $1,497 increase in expenses related to conferences and conventions during 2024.

Other - Other expenses decreased $3,412, or 62%, over the same period in the prior year. The decrease from 2023 primarily results from a $2,954 decrease in office expenses.

Stock-based Compensation - Stock-based compensation expense decreased $14,482, or 16%, from the same period in the prior year. The decrease results from a 2024 reduction in the amortization of the grant date fair value of employee stock options and restricted stock awards granted to our CEO, CFO, CTO and CMO. The decreases were partially offset by the additional expense related to the issuance of restricted stock awards and warrants to outside consultants.

Amortization - Amortization expense increased $54,087 over 2023. The increase in amortization expense primarily relates to the amortization of capitalized software development cost during the three months ended April 30, 2024 that had not yet been placed in service during the prior period.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended April 30, 2024 and 2023:

	For the Three Months Ended April 30,
	2024	2023	$ Variance	%Variance

Interest expense	$(13,361)	$(118,930)	$105,569	(89)%
Change in fair value of derivative liability	-	128,014	(128,014)	-
Total	$(13,361)	$9,084	$(22,445)	(247)%

Interest Expense - Interest expense decreased $105,569, or 89%, over the same period in the prior year. Interest expense decreased due to a paydown and refinance of debt in June of 2023. The prior loan, which was in place during 2023, had a larger principal balance and associated fees that were initially recorded as debt discount and were being amortized as a component of interest expense.

Change in Fair Value of Derivative Liability – We had no derivative liability during the third quarter of fiscal 2024 and, accordingly, no change in the fair value of derivative liability. The change in the fair value of derivative liability in 2023 was associated with debt that was retired in June of 2023.

Nine Months Ended April 30, 2024 Compared to the Nine Months Ended April 30, 2023

Revenues

During the nine months ended April 30, 2024, we recognized $82,052 in revenue from our service agreement that ended April 1, 2024. We have been unable to obtain extensions or additional agreements that would allow us to continue recognizing revenue in subsequent periods. We had no revenue during the nine months ended April 30, 2023.

Operating Expenses

The table below presents a comparison of our operating expenses for the nine months ended April 30, 2024 and 2023:

	For the Nine Months Ended April 30,
	2024	2023	$ Variance	%Variance

Officers’ salaries	$260,582	$372,418	$(111,836)	(30)%
Professional fees	69,905	102,317	(32,412)	(32)%
Software development	15,287	-	15,287	-
Travel and entertainment	14,551	792	13,759	1,737%
Advertising and marketing	5,864	5,418	446	8%
Other	4,047	6,831	(2,784)	(41)%
Total selling, general & administrative	370,236	487,776	(117,540)	(24)%
Stock-based compensation	104,196	243,005	(138,809)	(57)%
Amortization	167,091	13,475	153,616	1,140%
Total Operating Expenses	$641,523	$744,256	$(102,733)	(14)%

Officers’ Salaries - Officers’ salaries decreased $111,836, or 30%, over 2023. The decrease is a result of the Company’s officers accepting voluntary pay reductions to better reflect time commitments and reduce operating cost during the start-up phase.

Professional Fees - Professional fees decreased $32,412, or 32%, over the same period in the prior year. The decrease from 2023 primarily results from a $18,750 decrease in the expense for outside consultants, $17,151 decrease in legal fees and a $3,016 decrease in accounting fees, which were partially offset by a $6,878 increase in patent related costs. The remaining difference results from a small net decrease in transfer agent and SEC filing costs.

Software Development - Software development expenses increased $15,287 over 2023. Prior to this period, our internally developed software had not been placed in service and software development cost were being capitalized.

Travel and Entertainment - Travel and entertainment expenses increased $13,759 over the same period in the prior year. The increase in travel and entertainment expenses is directly attributable to focused capital raising effort and actively evaluating acquisition opportunities during the period.

Other - Other expenses decreased $2,784, or 41%, over the same period in the prior year. The decrease from 2023 primarily results from a $2,443 decrease in office expenses.

Stock-based Compensation - Stock-based compensation expense decreased $138,809, or 57%, from the same period in the prior year. The decrease results from a 2024 reduction in the amortization of the grant date fair value of employee stock options and restricted stock awards granted to our CEO, CFO, CTO and CMO. The decreases were partially offset by the additional expense related to the issuance of restricted stock awards and warrants to outside consultants.

Amortization - Amortization expense increased $153,616 over 2023. The increase in amortization expense primarily relates to the amortization of capitalized software development cost during the nine months ended April 30, 2024 that had not yet been placed in service during the prior period.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the nine months ended April 30, 2024 and 2023:

	For the Nine Months Ended April 30,
	2024	2023	$ Variance	%Variance

Interest expense	$(39,410)	$(351,648)	$(312,238)	(89)%
Change in fair value of derivative liability	-	(11,617)	(11,617)	-
Total	$(39,410)	$(363,265)	$(323,855)	(89)%

Interest Expense - Interest expense decreased $312,238, or 89%, over the same period in the prior year. Interest expense decreased due to a paydown and refinance of debt in June of 2023. The prior loan, which was in place during 2023, had a larger principal balance and associated fees that were initially recorded as debt discount and were being amortized as a component of interest expense.

Change in Fair Value of Derivative Liability – We had no derivative liability during the first quarter of fiscal 2024 and, accordingly, no change in the fair value of derivative liability. The change in the fair value of the derivative liability in 2023 was associated with debt that was retired in June of 2023.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended April 30, 2024 and fiscal year ended July 31, 2023:

	April 30, 2024	July 31, 2023
Current assets	$47,052	$34,503
Current liabilities	(1,584,945)	(1,569,803)
Working capital deficiency	$(1,537,893)	$(1,535,300)

Current assets for the interim period ended April 30, 2024 increased $12,549 as compared to the fiscal year ended July 31, 2023. The increase is primarily due to an increase in accounts receivable related to the new Signature contract.

Current liabilities for the interim period ended April 30, 2024 increased $15,142 as compared to the fiscal year ended July 31, 2023. The increase is due to a $28,471 increase in accounts payable and accrued expenses, a $184,082 increase in payroll related liabilities as we continue to accrue officer compensation, and a $18,604 increase in notes payable to related parties, which were offset by a $216,015 reduction in short-term loans and accrued expenses owed to related parties.

Net Cash Used by Operating Activities

We currently do not have a recurring revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and cash received from deferred revenue, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $198,352 and $77,565 for the nine months ended April 30, 2024 and 2023, respectively. as compared to net cash used by operating activities of $77,565 for the nine months ended April 30, 2023. The $120,787 increase in net cash used by operating activities during 2024 is attributable to a $202,436 decrease in the adjusted net loss from operations that is offset by a $323,223 decrease in changes in operating assets and liabilities from the 2023 amounts. The $202,436 decrease in the adjusted net loss from operations primarily results from a $82,052 increase in revenues and a $111,836 decrease in officer’s compensation. The $323,223 decrease in changes in operating assets and liabilities primarily results from $302,643 in payments to related parties that significantly reduced short-term related party loans and accrued expenses.

Net Cash Used by Investing Activities

Net cash used by investing activities was $-0- and $22,388 for the nine months ended April 30, 2024 and 2023, respectively. The amount is generally comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $197,971 for the nine months ended April 30, 2024, which represents a $16,731 increase over the same period of 2023. The 2024 increase primarily resulted from a $150,000 decrease in principal reduction payments on short term debt, that was partially offset by a $135,898 increase in payments to related parties for amounts owed for short-term loans and accrued expenses.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of April 30, 2024.

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

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2024.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At April 30, 2024, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On September 18, 2023, Apex Funding Source, LLC (the “Lender”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming Grasshopper Staffing, Inc. and Indeliving Holdings, Inc., both of which are wholly owned subsidiaries of the Company, as defendants in the suit. The action against our wholly owned subsidiaries is due to an alleged guarantee of a loan the Lender made to Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control. The lawsuit is an action for BERI’s breach of a loan agreement and failure to pay $4,705,900 in principal and interest to the Lender when due. The lawsuit also named Scott M. Boruff, the CEO and Chairman of the Company’s Board of Directors, and Platinum Equity Advisors, LLC, the Company’s largest principal shareholder that is controlled by Julie Boruff, spouse of Scott M. Boruff, as defendants for their alleged guaranty of the BERI loan. On April 18, 2024, the Lender filed a motion seeking partial summary judgment on its First Cause of Action against BERI and its Second Cause of Action against Scott M. Boruff in the amount of $4,705,900, plus their actual and reasonable attorneys’ fees. Neither the Company nor its subsidiaries were included in the motion seeking partial summary judgment. In the event the Lender attempts to enforce the alleged guarantees against our subsidiaries, we believe we have valid defenses against such an action. In addition, both subsidiaries previously discontinued their operations and currently have no assets. In the judgement of the Company’s management, if the pending actions were adversely determined they would not have a material adverse effect on the Company.

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

On February 9, 2024, we issued 250,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On March 7, 2024, we issued 1,000,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On March 22, 2024, we issued 1,000,000 shares of our common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of March 18, 2024, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $62,611 as of the filing date of this interim report.

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event of default, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The AMP Note is currently in default for non-payment of the principal amount of $50,000 and related accrued interest of $11,261 as of the filing date of this report.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Non-Employee Chief Executive Officer Engagement Agreement by and between the Company and Platinum Equity Advisors, LLC (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.2	Employment Agreement between the Company and Charles B. Lobetti, III (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.3	Employment Agreement between the Company and Kenneth M. Greenwood (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.4	Employment Agreement between the Company and Susan A. Reyes, M.D. (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.5	Non-Employee Chief Strategy Officer Engagement Agreement by and between the Company and Dustin Hillis dated June 15, 2024*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: June 20, 2024
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: June 20, 2024
	By:	/s/ Charles B. Lobetti, III
Charles B. Lobetti, III
Chief Financial Officer
(Principal Financial Officer)

