Form 10-K
period 2024-07-31
Healthcare Integrated Technologies Inc.
filed 2024-10-29
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on January 31, 2024 (the last business day of the registrant’s most recently completed second quarter), as reported on the OTC Pink market, was approximately $4,731,503. As of October 27, 2024, there were 102,204,936 shares of common stock of the registrant outstanding.

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

From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

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

Our History

The Company has historically been engaged in three distinct businesses. First, we were incorporated in the state of Nevada on June 25, 2013 as Tomichi Creek Outfitters, aiming to provide professionally guided big game hunts in Sargents, Colorado, which is approximately four hours southwest from Denver. Our secondary business included offering guided scenic tours on the western slopes of the Rocky Mountains. Our Chief Executive Officer (“CEO”) and sole director at that time was Jeremy Gindro. These operations were discontinued in 2015.

Second, on March 2, 2015, the Company entered into a Business Acquisition Agreement and share exchange under which we acquired the business and assets of Grasshopper Staffing, Inc. (“Grasshopper Colorado”), formed in the state of Colorado on January 13, 2015. The exchange for $10,651 was represented by 250,000 shares of the Company’s common stock in exchange for all the outstanding shares of Grasshopper Colorado. The assets purchased include the trademark and website, office supplies and office furniture. On November 2, 2015 we filed a Certificate of Amendment to our Articles of Incorporation changing the name of our Company from Tomichi Creek Outfitters to Grasshopper Staffing, Inc. Grasshopper Colorado was operating as a wholly owned subsidiary of the Company and was the primary operating business of the Company until the acquisition of IndeLiving Holdings Inc., on March 13, 2018. Our management consisted of Melanie Osterman as CEO, and Jeremy Gindro as our sole director. The operations of Grasshopper Colorado were discontinued in February 2019.

Third, we acquired IndeLiving Holdings, Inc. (“IndeLiving”) on March 13, 2018 and changed our name to Healthcare Integrated Technologies, Inc. Our current operations are described in the above “Overview” section. With the acquisition of IndeLiving, we had another change in management, and Scott M. Boruff became our CEO and Chairman of the Board of Directors.

Employees and Human Capital

At July 31, 2024, we had 4 employees.

At July 31, 2023, we had 4 employees.

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our objectives surrounding human resources include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purpose of our equity incentives are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and promote the success of the Company by motivating such individuals to perform to the best of their abilities.

Available Information

We electronically file certain documents with the Securities and Exchange Commission (the SEC). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time to time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Risks Related to Economic and Market Conditions

General Economic and Financial Conditions

The success of any investment activity is influenced by general economic and financial conditions, all of which are beyond the control of the Company. These conditions, such as the recent global economic concerns and volatility in the financial markets, may materially adversely affect our operating results, financial condition and ability to implement our business strategy and/or meet our return objectives.

Risks Related to Our Business

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete

We participate in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

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

The Company’s products and services are new and are in the initial, preliminary or pilot stages of development. The Company is not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of the Company’s products and services may have limited functionalities, which may limit their appeal to consumers and put the Company at a competitive disadvantage. If the Company’s current or future products and services fail to function properly or if the Company does not achieve or sustain market acceptance, it could lose customers or could be subject to claims which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Our independent auditors’ report for the fiscal years ended July 31, 2024 and 2023 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expense requirements, in our audited annual financial statements as of and for the years ended July 31, 2024 and 2023, our independent auditors included a going concern qualification in their report regarding concerns about our ability to continue as a going concern. We have incurred recurring losses and have generated limited revenue since inception. These factors and our need for additional financing to effectively execute our business plan raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

We are entering a highly competitive market

The markets for the healthcare and senior monitoring industries are competitive and evolving. We face intense competition from larger companies that may be in the process of offering comparable products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have or expect to have in the near future.

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

Risks Related to Our Common Stock

Because we will likely issue additional shares of our common stock, investment in our Company could be subject to substantial dilution

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are currently authorized to issue 200,000,000 shares of common stock, $0.001 par value per share. As of October 27, 2024, there are 102,204,936 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

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

We do not intend to pay dividends on any investment in the shares of common stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen

We have never paid any cash dividends on our common stock, and currently do not intend to pay any dividends for the near future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the price of our common shares. This may never occur and investors may lose all their investment in our company.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

On September 18, 2023, Apex Funding Source, LLC (the “Lender”) filed a lawsuit in the Supreme Court of the State of New York, County of New York (the “Court”), naming Grasshopper Staffing, Inc. and Indeliving Holdings, Inc., both of which are wholly owned subsidiaries of the Company, as defendants in the suit. The action against our wholly owned subsidiaries is due to an alleged guarantee of a loan the Lender made to Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control. The lawsuit is an action for BERI’s breach of a loan agreement and failure to pay $4,705,900 in principal and interest to the Lender when due. The lawsuit also named Scott M. Boruff, the CEO and Chairman of the Company’s Board of Directors, and Platinum Equity Advisors, LLC, the Company’s largest principal shareholder that is controlled by Julie Boruff, spouse of Scott M. Boruff, as defendants for their alleged guaranty of the BERI loan. On April 18, 2024, the Lender filed a motion seeking partial summary judgment on its First Cause of Action against BERI and its Second Cause of Action against Scott M. Boruff in the amount of $4,705,900, plus their actual and reasonable attorneys’ fees. Neither the Company nor its subsidiaries were included in the motion seeking partial summary judgment and there has been no additional activity relating to the Company or its subsidiaries.

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

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Pink market under the symbol “HITC.” The OTC Pink market is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

The following table shows, for the periods indicated, the high and low bid prices per share of the Company’s common Stock as reported by the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2023
First quarter ended October 31, 2022	$0.22	$0.05
Second quarter ended January 31, 2023	$0.23	$0.06
Third quarter ended April 30, 2023	$0.16	$0.09
Fourth quarter ended July 31, 2023	$0.12	$0.06

Fiscal Year 2024
First quarter ended October 31, 2023	$0.14	$0.05
Second quarter ended January 31, 2024	$0.11	$0.05
Third quarter ended April 30, 2024	$0.11	$0.04
Fourth quarter ended July 31, 2024	$0.13	$0.07

(b) Holders

As of October 27, 2024, there were 90 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

(c) Dividends

We have never declared or paid dividends on our common stock. We do not intend to declare dividends in the near future because we anticipate that we will reinvest any future earnings into the development and growth of our business. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our Board of Directors in its discretion deems relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The Company does not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Transfer Agent

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the years ended July 31, 2024 and 2023 and through October 27, 2024, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K other than those listed below:

On May 2, 2024, we issued 250,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On July 15, 2024, we issued 2,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On September 20, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On September 26, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 8, 2024, we issued 2,000,000 shares of our unregistered common stock at a price of $0.10 per share in two separate transactions to accredited investors resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private transactions. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 10, 2024, we issued 3,500,000 shares of our unregistered common stock at a price of $0.10 per share in three separate transactions to accredited investors resulting in net proceeds to the Company of $350,000. We incurred no cost related to the private transactions. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 18, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 21, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 24, 2024, we issued 5,320,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $532,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On October 25, 2024, we issued 3,500,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $350,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

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

This discussion summarizes the significant factors affecting the consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the fiscal years ended July 31, 2024 and 2023 and the interim periods included herein. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K.

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

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which has allowed us to continue refining our initial product and readying it for pilot testing, developing future product offerings and adding talented individuals to our management team and on a contract basis. Highlighted achievements for the fiscal year ended July 31, 2024 include:

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

●

On December 1, 2023 we entered into a contract with Signature to install our SafeFace AI-based proprietary software to automatically track and trace every individual who enters a facility, photographing the individual as they enter the facility, and providing notifications to the facility staff when that individual enters and exits the facility. The $322,000 contract covers 23 Signature facilities ($14,000 per facility) and is part of an infection control program funded by a grant Signature received from the State of Tennessee. The contract expired on April 1, 2024 and the net revenue was recognized over the contract period.

●

On December 1, 2023 we entered into a contract with Signature to install our SafeFace AI-based proprietary software to automatically track and trace employees and agency staff as they enter and exit a facility. The data is used to track and compare billings to employee and agency staff time input. Utilizing custom designed reports, Signature can identify discrepancies in employee reports and agency staff invoices as part of a control process to prevent over and under billings. We entered into this contract under a contingent fee arrangement whereby we receive 50% of any cost savings identified by the system. We did not recognize any revenue under this contract during the fiscal year ended July 31, 2024. Due to the contingent nature of our fee arrangement, we cannot accurately predict future revenue from this contract. The contract expires on November 30, 2024.

●	We received $550,000 in net proceeds from the sale of our common stock at an average price of $0.10 per share. The net proceeds were used to pay off existing debt and provide working capital.

Results of Operations

Revenues

During the year ended July 31, 2024, we recognized $322,000 in Contract revenue from our service agreement that ended April 1, 2024. We have been unable to obtain an extension to the service agreement, or enter into any additional agreements, that would allow us to continue recognizing revenue in subsequent periods. Approximately $184,000 of our current period Contract revenue and Cost of contracts includes equipment and equipment installation costs, which may or may not be relevant to any future contracts or agreements. Approximately $64,400 of our current period Contract revenue and Cost of contracts includes sales commissions, which most likely will be included in any future contracts or agreements. We had no Contract revenue or Cost of contracts during the year ended July 31, 2023.

Operating Expenses

The table below presents a comparison of our operating expenses for the years ended July 31, 2024 and 2023:

	For the Years Ended July 31,
	2024	2023	$ Variance	%Variance

Officers’ salaries	$359,942	$496,543	$(136,601)	(28)%
Professional fees	69,521	145,017	(75,496)	(52)%
Software development	40,805	-	40,805	-
Travel and entertainment	25,709	2,197	23,512	1,070%
Advertising and marketing	9,919	6,184	3,735	60%
Other	10,384	7,726	2,658	34%
Total Selling, general & administrative	516,280	657,667	(141,387)	(21)%
Stock-based compensation	186,643	287,016	(100,373)	(35)%
Amortization	221,919	16,885	205,034	1,214%
Impairment of intangibles	140,770	-	140,770	-
Total Operating Expenses	$1,065,612	$961,568	$104,044	11%

Officers’ Salaries - Officers’ salaries decreased $136,601, or 28%, from 2023. The decrease is a result of the Company’s officers accepting voluntary pay reductions to better reflect time commitments and reduce operating cost during the start-up phase.

Professional Fees - Professional fees decreased $75,496, or 52%, from the prior year. The decrease from 2023 primarily results from a $62,000 decrease in the expense for outside consultants, $17,274 decrease in legal fees and a $1,389 decrease in accounting fees, which were partially offset by a $4,128 increase in patent related costs and a $1,039 increase in transfer agent and SEC filing costs.

Software Development - Software development expenses increased $40,805 over 2023. Prior to this period, our internally developed software had not been placed in service and software development cost were being capitalized.

Travel and Entertainment - Travel and entertainment expenses increased $23,512 over the prior year. The increase in travel and entertainment expenses is directly attributable to focused capital raising effort and actively evaluating acquisition opportunities during the period.

Advertising and Marketing - Advertising and marketing expenses increased $3,735, or 60%, over 2023. The increase results from $5,494 in additional expense for conferences and conventions in 2024 that was partially offset by a net decrease in other advertising and marketing related costs.

Other - Other expenses increased $2,658, or 34%, over the prior year. The decrease from 2023 primarily results from a $2,503 increase in penalties associated with the deferral of payroll tax liabilities in 2020.

Stock-based Compensation - Stock-based compensation expense decreased $100,373, or 35%, from 2023. The decrease results from a 2024 reduction in the amortization of the grant date fair value of employee stock options and restricted stock awards granted to our CEO, CFO, CTO and CMO. The decreases was partially offset by the additional expense related to the issuance of stock grants, restricted stock awards and warrants to outside consultants.

Amortization - Amortization expense increased $205,034 over 2023. The increase in amortization expense primarily relates to the amortization of capitalized software development cost during the year ended July 31, 2024 that had not yet been placed in service during the prior year.

Impairment of Intangibles - Impairment of intangibles increased $140,770 over the same period in the prior year. The impairment expense relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the nine months ended April 30, 2024 and 2023:

	For the Years Ended July 31,
	2024	2023	$ Variance	%Variance

Interest expense	$(55,079)	$(417,341)	$362,262	87%
Extinguishment of liabilities	279,903	-	279,903	-
Gain on settlements	56,250	-	56,250	-
Change in fair value of derivative liability	-	76,451	(76,451)	-
Total Other Income (Expense)	$281,074	$(340,890)	$621,964	182%

Interest Expense - Interest expense decreased $362,262, or 87%, over the prior year. Interest expense decreased due to a paydown and refinance of debt in June of 2023. The prior loan, which was in place during 2023, had a larger principal balance and associated fees that were initially recorded as debt discount and were being amortized as a component of interest expense.

Extinguishment of Liabilities - We recorded income from the extinguishment of liabilities of $279,903 in 2024. Management determined it was more likely than not that the Company would not be required to settle the obligations, which were recorded on the books of a non-operating subsidiary. We had no income from the extinguishment of liabilities in 2023.

Gain on Settlements - We recorded a gain on settlements of $56,250 in 2024 upon the settlement amounts owed to a consultant that were expensed in a prior year. We had no gain on settlements in 2023.

Change in Fair Value of Derivative Liability – We had no derivative liability during 2024 and, accordingly, no change in the fair value of derivative liability. The change in the fair value of the derivative liability in 2023 was associated with debt that was retired in June of 2023.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal years ending July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Current assets	$222,584	$34,503
Current liabilities	(1,022,522)	(1,569,803)
Working capital deficiency	$(799,938)	$(1,535,300)

Current assets for the year ended July 31, 2024 increased $188,081 as compared to the fiscal year ended July 31, 2023. The increase is due to an increase in cash and cash equivalents and accounts receivable that was partially offset by small decrease in prepaid expenses. The increase in cash primarily results from sales of our common stock and collection of amounts owed under the Signature contract.

Current liabilities for the year ended July 31, 2024 decreased $547,281 as compared to the fiscal year ended July 31, 2023. The decrease is primarily due to the reduction in amounts owed to related parties of $370,989, a $138,506 reduction in accrued compensation related to executive compensation agreements being wholly or partially paid in common stock, and a $75,924 decrease in accounts payable and accrued expenses. The decreases were partially offset by a $38,138 increase in related party notes payable.

Net Cash Used by Operating Activities

We currently do not have a recurring revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and cash received from deferred revenue, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $267,729 and $106,203 for the years ended July 31, 2024 and 2023, respectively. The $161,526 increase in net cash used by operating activities during 2024 is attributable to a $212,556 decrease in the adjusted net loss from operations that is offset by a $374,082 decrease in changes in operating assets and liabilities from the 2023 amounts. The $212,556 decrease in the adjusted net loss from operations primarily results from a $82,052 increase in revenues and a $136,601 decrease in officer’s compensation. The $374,082 decrease in changes in operating assets and liabilities primarily results from $363,421 in payments to related parties that significantly reduced short-term related party loans and accrued expenses.

Net Cash Used by Investing Activities

Net cash used by investing activities was $-0- and $27,560 for the years ended July 31, 2024 and 2023, respectively. The amount is comprised of cash paid for the filing of patent applications and for the development of software for our internal use.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $442,880 for the year ended July 31, 2024, which represents a $309,757 increase over the 2023 amount. The 2024 increase primarily resulted from a $250,000 increase in proceeds received from the issuance of stock and a net decrease in the repayment of related party loans and short term debt.

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of July 31, 2024.

Going Concern Qualification

We have a history of losses, an accumulated deficit, negative working capital and have not generated cash from operations to support a meaningful and ongoing business plan. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended July 31, 2024 and 2023. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. We intend on financing our future activities and working capital needs largely from the sale of private and/or public equity securities with additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

In accordance with ASC 326, Financial Instruments – Credit Losses, we recognize an allowance for credit losses on acquired financial assets with credit deterioration since origination. The allowance of credit losses is measured based on the Current Expected Credit Loss (CECL) model, which requires an estimate of the expected credit losses over the life of the financial asset. This estimate considers historical loss information, current conditions, and reasonable and supportable forecasts. The allowance for credit losses, if any, is recorded as a reduction to the carrying amount of the financial asset, with a corresponding charge to earnings.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 31, 2024 or 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At July 31, 2024, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2024, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include:

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

Name	Age	Title
Scott M. Boruff	61	Chief Executive Officer, Director
Timothy R. Brady	62	Chief Financial Officer
Dustin M. Hillis	42	Chief Strategy Officer
Kenneth M. Greenwood	66	Chief Technology Officer
Susan A. Reyes	61	Chief Medical Officer
G. Shayne Bench	51	Director
Ryan E. Holland	35	Director
Micheal J. Burt	48	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Director, Age 61

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

Timothy R. Brady, Chief Financial Officer, Age 62

Timothy Brady has served as our Chief Financial Officer (“CFO”) since October 1, 2024. He is serving in that capacity as an outsourced, fractional CFO. Mr. Brady currently serves the Company, and other companies, on a fractional CFO basis with a focus on several industries, including oil and gas, financial services, hospitality, retail and manufacturing. Mr. Brady previously served as CFO and Treasurer of Northern Industrial Sands, LLC, a privately held supplier of northern white frac sand, from July 2016 to August 2020. In addition, he previously served as CFO and Treasurer of Dakota Plains Holdings, Inc., a publicly traded midstream energy company, from September 2011 to April 2016. Mr. Brady was instrumental in uplisting the Company from the OTC Pink Sheets to the NYSE. Before joining Dakota Plains, Mr. Brady served as one of three founders and CFO of Encore Energy, a privately held independent operator of oil and natural gas properties, from May 2011 through September 2011. Prior to that position, Mr. Brady served as the CFO from April 2010 through May 2011 of Allied Energy, a publicly traded oil and natural gas company, and served on its board of directors, where Mr. Brady was able to upgrade the firm to the highest grading level on the OTC Market tier. Prior to that position, Mr. Brady was an independent consultant for eight years. Mr. Brady has over 35 years of financial experience within the energy, financial services, and manufacturing industry. Mr. Brady has experience with SEC reporting, balance sheet management, investor relations, treasury, mergers and acquisitions, audit, internal controls implementation, and compliance. Mr. Brady holds a Bachelor of Science degree in Finance from Indiana University and an MBA from Loyola University of Chicago.

Dustin M. Hillis, Chief Strategy Officer, Age 42

Dustin M. Hillis has served as our Chief Strategy Officer since June 15, 2024. Mr. Hillis brings a wealth of experience and a proven history of success to the Company. Prior to joining our executive team, Mr. Hillis has most recently served a four year tenure as the CEO of a global conglomerate, managing and expanding 20 diverse international businesses with a workforce of over 2,000 individuals worldwide. His career spanned two decades within the family of companies. Mr. Hillis’ multifaceted expertise in leadership, strategic growth, and operational excellence has been recognized through numerous accolades, including being named a “Top 10 CEO” by Industry Era and one of the “Top 50 Consulting CEOs” by the Consulting Report. In addition to his corporate accomplishments, Mr. Hillis is an Amazon ‘Best Selling Author,’ an international real estate investor, as well as a sought-after keynote speaker who has delivered addresses across the globe. His broad influence and insights across various industries have been pivotal to his career success. Mr. Hillis currently resides in Ashland City, Tennessee.

Kenneth M. Greenwood, Chief Technology Officer, Age 66

Kenneth M. Greenwood has served as our Chief Technology Officer since June 15, 2020. Mr. Greenwood has over 30 years of experience with large-scale systems programming and implementations to our executive management team. He has provided instruction and consulting, primarily for SAP products, in the areas of architecture, design and implementation of ABAP, big-data warehousing, business intelligence analytics, object-orientation, cloud and systems integration, interfaces, HANA in-memory databases, data security, workflow, and archiving to a variety of companies including Intel, World Bank, HP, Amtrak, IBM, Accenture, Wal-Mart, Home Depot, Nike and Kimberly-Clark. While at Random House implementing a Rights Management module following two previous failed attempts by other contractors, Mr. Greenwood led the 30-developer team to design, code and implement rights management for Random House in an SAP system using a novel approach of OO design, which became the world’s largest SAP module at that time. Mr. Greenwood authored the best-selling Sams Teach Yourself ABAP in 21 Days, published by Macmillan.

Susan A. Reyes, M.D., Chief Medical Officer, Age 61

Susan A. Reyes, M.D. has served as our Chief Medical Officer since September 1, 2020. Dr. Reyes brings experience as a practicing Internal Medicine physician in the home care environment. She earned her Doctor of Medicine degree in just six years and was board certified in Internal Medicine in 1994. Since then, Dr. Reyes has enjoyed expanding her skill set by collaborating with several ground-breaking companies. In 1997, she worked for Hospital Inpatient Management Systems, which was the first hospitalist group that transformed the efficiencies of “length of stay” of patients in the hospital and in skilled nursing facility settings. In 2000, she was the lead physician for MD to You in Tampa, Florida - the first organization that developed house calls for homebound geriatric patients. In 2009, Dr. Reyes became the first physician to bring house call services to Knoxville, Tennessee and has grown her company to be the largest mobile medical primary care practice covering East Tennessee. She has been an advisor and served as Medical Director to several home health and hospice agencies and assisted living facilities in each community where she has resided.

G. Shayne Bench, Director, Age 51

G. Shayne Bench has served as a Director since September 8, 2022 and is co-founder and Chief Financial Officer of Trillium Healthcare Consulting. Mr. Bench began his professional career in 1994 with Beverly Enterprises where he held various leadership roles, including Vice President of Finance for all 53 Skilled Nursing Facilities in the state of Florida. In 2001, Mr. Bench joined an executive team to start up Genoa Healthcare Group. As Senior Vice President and Treasurer, he successfully managed the cash flow while the organization grew to 135 Skilled Nursing Facilities in 17 states with nearly one billion dollars in revenue. He managed all aspects of strategic capitalization, established creditor and banking relationships, and managed financial reporting to investors. Mr. Bench is originally from Louisiana and received his Bachelor of Science in Business Administration with a major in accounting from Northeastern State University. He currently resides in Sarasota, Florida where he enjoys golfing, boating, and Saints football.

Ryan E. Holland, Age 35

Ryan E. Holland has served as a Director since May 1, 2024. Mr. Holland is a business development professional with over 10 years of experience scaling startups and driving small businesses into the midmarket through vertical integration, government contracting and strategic acquisitions. He is an Investment Advisor Representative holding a Series 65 license, Investment Advisor Representative and acts as a fiduciary advising alternative investment managers and emerging company employee benefits plans. Over the last 4 years, he has served as the Managing Director and head of M&A at a bespoke healthcare and post-commercial life sciences investment fund, which has grown a small $2 million debt investment into a portfolio of companies that has over $35 million in annual profits while sticking to one investment thesis. Mr. Holland currently services on the Board of Directors of UrgentFlex Holdings, Southern Aeromedical Institute, and Brevard Regional Hyperbaric Center. He currently resides in Central Florida.

Micheal J. Burt, Age 48

Micheal J. Burt has served as a Director since August 23, 2024. Micheal “Coach” Burt is recognized as the unparalleled authority in awakening the Prey Drive within individuals and guiding them to unparalleled accomplishments. With a career spanning over three decades, Coach Burt has solidified his reputation for transformative coaching excellence across a spectrum of industries. As the Founder of The Greatness Factory in Nashville, Tennessee, Coach Burt has elevated his coaching philosophy to an art form. His approach goes beyond conventional motivation, delving deep into the intricacies of activating the Prey Drive - an insatiable pursuit of excellence that propels individuals to achieve their goals with unwavering determination. With a storied history of cultivating top performers, Coach Burt empowers individuals to not only tap into their unique brilliance but also to translate it into thriving ventures. His methodologies offer a proven blueprint for turning ideas into tangible success. Coach Burt is the author of “Flip the Switch,” which is a must-read for anyone looking to take their personal and professional growth to the next level. Mr. Burt currently resides in Nashville, Tennessee.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended July 31, 2024 and 2023, were timely filed.

Term of Office

The Company’s directors are elected by the Company’s stockholders for one to three year terms until the next annual general meeting of the Company’s stockholders, or until removed by the stockholders in accordance with the Company’s bylaws. The Company’s officers are appointed by the Board and hold office until removed by the Board.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only five officers and four directors, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

Board Committees

We only have four board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our three most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at July 31, 2024 and 2023 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (in dollars)

Name and Principal	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation		All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings		Compensation		Total

Scott B. Boruff	2024	-	-	-	-	-		102,000		102,000
Chief Executive Officer and Director (1)	2023	-	-	-	-	-		323,400		323,400

Dustin M. Hillis	2024	-	-	54,500	-	-		12,500		67,000
Chief Strategy Officer (2)	2023	-	-	-	-	-		-		-

Kenneth M. Greenwood	2024	102,000	-	-	-	-		-		102,000
Chief Technology Officer (3)	2023	102,800	-	145,917	-	-		-		248,717

Susan A. Reyes MD	2024	24,000	-	6,706	-	-		-		30,706
Chief Medical Officer (4)	2023	52,000	-	80,478	-	-		-		132,478

Charles B. Lobetti, III	2024	102,000	-	-	-	-		-		102,000
Chief Financial Officer (5)	2023	104,000	-	15,620	-		-		4,800	124,420

(1)	Mr. Boruff has served as our Chief Executive Officer and as a Director since March 13, 2018.
(2)	Mr. Hillis has served as our Chief Strategy Officer since June 15, 2024.
(3)	Mr. Greenwood has served as our Chief Technology Officer since June 15, 2020.
(4)	Ms. Reyes has served as our Chief Medical Officer since September 1, 2020
(5)	Mr. Lobetti served as our Chief Financial Officer from October 8, 2019 until his resignation effective July 31, 2024.

Director Compensation

Director compensation is determined on a case by case basis.

On September 8, 2022, G. Shayne Bench was appointed to our board of directors for a term of one (1) year. As compensation for Mr. Bench’s service, he received a one (1) year restricted stock award of 846,093 shares of the Company’s common stock. The restricted stock award shall vest ratably, on a monthly basis, at the end of each month of completed service, and any vested shares shall be issued quarterly in conjunction with the ending of the Company’s normal quarterly reporting periods. Mr. Bench’s appointment to our Board of Directors was reaffirmed on September 8, 2023 and September 8, 2024.

On May 1, 2024, Ryan E. Holland was appointed to our board of directors for a term of three (3) years and shall continue until canceled by the Company with 30 days written notice. As compensation for Mr. Hollands’s service, he received a three (3) year restricted stock award of 1,500,000 shares of the Company’s common stock. The restricted stock award shall vest ratably over a three (3) year period on the first, second and third anniversary of his appointment to the board of directors.

On August 23, 2024, Micheal J. Burt was appointed to our board of directors for a term of three (3) years and shall continue until canceled by the Company. Either party has the right to cancel the remaining term of the appointment on each yearly anniversary date by providing written notice to the other party at least 30 days prior to the anniversary date the cancelation is to become effective. As compensation for Mr. Burt’s service, he received a three (3) year restricted stock award of 2,000,000 shares of the Company’s common stock. The restricted stock award shall vest 1,000,000 shares on August 25, 2024, 333,334 shares on August 25, 2025, 333,333 shares on August 25, 2026 and 333,333 shares on August 25, 2027.

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses to attend board meetings.

Executive Compensation Agreements

Scott M. Boruff, CEO

On January 31, 2024, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. Effective as of August 1, 2023, the Company shall pay Platinum an annual base fee of $102,000. The initial base fee is intended to compensate Platinum for a time commitment of up to 1/3 of the CEO’s time, attention, skill and best efforts to the Company. At the discretion of the Board of Directors, the base fee may be increased to a maximum annual amount of $306,000 to better reflect the value of any future increases in the CEO’s time commitment to the Company. In addition to the base fee, Platinum is entitled to a discretionary bonus fee, equity awards and other benefits as may be awarded by our Board of Directors. During the term of the Contract CEO Agreement, Mr. Boruff is entitled to participate in any employee benefit plans, programs or arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company.

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

Dustin M. Hillis, CSO

Effective June 15, 2024, we entered into a Non-Employee Chief Strategy Officer Engagement Agreement (the “Contract CSO Agreement”) with Dustin M. Hillis to provide the services of Chief Strategy Officer for a term of three (3) years. Under the terms of the Contract CSO Agreement, the Company shall pay Mr. Hillis an annual base fee of $100,000. In addition to the base fee, Mr. Hillis is entitled to a discretionary bonus fee, equity incentive awards and other benefits as may be awarded by our Board of Directors. Upon collection from the customer, the Contract CSO Agreement provides for a new business sales commission equal to 15% of the gross amount of any new software licensing fees and/or support and maintenance fees earned by the Company on sales occurring after the effective date, and shall also be entitles to an 8% recurring business sales commission on any recurring software support and maintenance fees collected by the Company. Upon execution of the Contract CSO Agreement, Mr. Hillis received a stock grant of 1,000,000 shares of the Company’s common stock.

If the Contract CSO Agreement is terminated by us without cause, or by Mr. Hillis for good reason, we are obligated to pay Mr. Hillis a severance equal to one (1) month base fee, any earned and unpaid new sales business commissions, and any recurring business sales commissions with respect to customers of the Company as of the termination date and applicable to all products and services sold or provided to such customers on or before the one year anniversary of the termination date. If Mr. Hillis terminates the Contract CSO Agreement without good reason, he shall receive any unpaid portion of the base fee earned through the termination date and any new business sales commissions earned through the termination date. If the Company terminates the Contract CSO Agreement for cause, Mr. Hillis shall receive any unpaid portion or the base fee earned through the termination date.

Kenneth M. Greenwood, CTO

On January 31, 2024, in connection with the appointment of Kenneth M. Greenwood as Chief Technology Officer of the Company, the Company and Mr. Greenwood entered into an employment agreement (the “Greenwood Employment Agreement”) with an initial term of three (3) years. Effective as of August 1, 2023, the Company shall pay Mr. Greenwood a base salary at the rate of $102,000 per annum. The initial base salary is intended to compensate Mr. Greenwood for a devotion of up to forty percent (40%) of his time, attention, skill and best efforts to the Company. At the discretion of the Chief Executive Officer, the base salary may be increased to a maximum annual amount of $255,000 to better reflect the value of any future increases in Mr. Greenwood’s time commitment to the Company. Mr. Greenwood is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. In addition, Mr. Greenwood is eligible for equity awards and other benefits as approved by the Board of Directors. The initial term of the Employment Agreement will automatically be renewed for an additional one-year term unless either party provides notice of non-renewal.

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

Susan A. Reyes, M.D., CMO

On January 31, 2024, in connection with the appointment of Susan A. Reyes, MD as Chief Medical Officer of the Company, the Company and Dr. Reyes entered into an employment agreement (the “Reyes Employment Agreement”) with an initial term of three (3) years. Effective as of August 1, 2023, the Company shall pay Dr. Reyes a base salary at the rate of $24,000 per annum. The initial base salary is intended to compensate Dr. Reyes for a fractional devotion of her time, attention, skill and best efforts to the Company. At the discretion of the Chief Executive Officer, the base salary may be increased to a maximum annual amount of $92,000 to better reflect the value of any future increases in Dr. Reyes’ time commitment to the Company. Dr. Reyes is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. In addition, Dr. Reyes is eligible for equity awards and other benefits as approved by the Board of Directors. The initial term of the Employment Agreement will automatically be renewed for an additional one-year term unless either party provides notice of non-renewal.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of October 27, 2024 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership (11)	Percent of Class (12)
Common	Scott M. Boruff, CEO, Director (1) 1462 Rudder Lane Knoxville, TN 37919	23,367,697	22.86%

Common	Dustin M. Hillis, CSO (2) 4978 Toney Carroll Rd Ashland City, TN 37015	4,020,000	3.82%

Common	Kenneth M. Greenwood, CTO (3) 404 Citrus Ridge Drive Davenport, FL 33837	8,146,781	7.82%

Common	Susan A. Reyes, MD, CMO (4) 9901 Sierra Vista Lane Knoxville, TN 37922	2,775,026	2.69%

Common	G. Shayne Bench, Director (5) 309 Ringling Point Dr Sarasota, FL 32114	2,346,093	2.30%

Common	Ryan E. Holland, Director (6) 457 S Ridgewood Ave, Suite D Daytona Beach, FL 32114	207,991	0.20%

Common	Micheal J. Burt, Director 1847 Sanctuary Place Murfreesboro, TN 37128	1,000,000	0.98%

	All Officers and Directors as a Group	41,863,588	38.68%

Principal Shareholders:
Common	Julie Boruff (7) 1462 Rudder Lane Knoxville, TN 37919	23,367,697	22.86%

Common	Platinum Equity Advisors, LLC (8) 1462 Rudder Lane Knoxville, TN 37919	23,367,697	22.86%

Common	Jeremy Gindro (9) 310 Tanner Avenue Florence, CO 81226	7,770,000	7.60%

	All Principal Shareholders as a Group (10)	7,770,000	7.60%

1)	The common shares owned by Mr. Boruff include 23,367,697 shares beneficially owned by Julie Boruff, who is the spouse of Mr. Boruff.

2)	Dustin M. Hillis directly owned 1,000,000 common shares at July 31, 2024. Mr. Hillis’ beneficial ownership is derived from common shares directly owned by All Things New Ventures, LLC – an entity controlled by Mr. Hillis.

3)	Mr. Greenwood directly owned 6,146,781 and 5,002,751 common shares at July 31, 2024 and 2023, respectively. Including stock options awarded under a prior employment agreement, the shares beneficially owned at July 31, 2024 include options to purchase 2,000,000 shares of our common stock which are vested and exercisable at $0.30 per share and expire in 2025.

4)	Susan Reyes, MD directly owned 1,775,026 and 1,516,666 common shares at July 31, 2024 and 2023, respectively. Including stock options awarded under a prior employment agreement, the shares beneficially owned at July 31, 2024 include options to purchase 1,000,000 shares of our common stock which are vested and exercisable at $0.40 per share and expire in 2025.

5)	G. Shayne Bench beneficially owned 2,346,093 and 2,064,062 common shares at July 31, 2024 and 2023, respectively. Mr. Bench’s beneficial ownership is derived from common shares directly owned by Bucuti Investments, LLC - an entity controlled by Mr. Bench.

6)	Ryan E. Holland beneficially owned 207,991 common shares at July 31, 2024. Mr. Holland’s beneficial ownership is derived from common shares directly owned by the Holland Allocators Spendthrift Trust - and entity controlled by Mr. Hollard.

7)	Includes shares owned by Platinum Equity Advisors, LLC, which is owned 100% and controlled by Julie Boruff.

8)	Owned 100% and controlled by Julie Boruff.

9)	The total includes 100,000 shares owned by James Gindro, the father of Jeremy Gindro.

10)	Only includes those shares not included in officers and directors as a group.

11)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security). The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.

12)	Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of October 27, 2024 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. As of October 27, 2024, there were 108,224,936 shares beneficially owned.

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

To continue operations and meet operating cash requirements, we have periodically relied on advances from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts advanced primarily relate to amounts paid to vendors. The advances are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2024 and 2023, related parties were owed $30,925 and $328,819, respectively. The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party advances may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On January 31, 2024, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC, a related party, to provide the services of our CEO and Chairman of the Board of Directors. Under the terms of the Contract CEO Agreement, Platinum Equity Advisors, LLC was owed $151,386 and $225,000 at July 31, 2024 and 2023, respectively.

On June 12, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $410,207. The note, plus accrued interest, is due on December 12, 2024. At July 31, 2024, the principal amount of the note remained $410,207 and accrued but unpaid interest was $5,583. The amount and terms of the related party note may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Director Independence

We currently have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

	July 31, 2024	July 31, 2023
Audit Fees	$42,500	$43,999
All Other Fees	-	-
Total	$42,500	$43,999

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Business Acquisition Agreement between Tomichi Creek Outfitters and Grasshopper Staffing, Inc., dated March 2, 2015 (as filed by the Company with the Securities and Exchange Commission on Form 8-K dated March 5, 2015 and incorporated herein by reference)

3.1	Articles of Incorporation (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation, filed November 2, 2015 (as filed with the Securities and Exchange Commission on Form 10-K dated November 23, 2016 and incorporated herein by reference)

3.3	Bylaws (as filed by the Company with the Securities and Exchange Commission of Form S-1 dated August 20, 2013, and incorporated herein by reference)

10.1¥	Employment Agreement between the Company and Charles B. Lobetti, III (Former CFO), dated January 31, 2024 (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.2¥	Employment Agreement between the Company and Kenneth M. Greenwood, dated January 31, 2024 (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.3¥	Employment Agreement between the Company and Susan A. Reyes, M.D., dated January 31, 2024 (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.4¥	Non-Employee Chief Executive Officer Engagement Agreement between the Company and Platinum Equity Advisors, LLC, dated January 31, 2024 (as filed with the Securities and Exchange Commission on Form 10-Q dated March 18, 2024 and incorporated herein by reference)

10.5*¥	Non-Employee Chief Strategy Officer Engagement Agreement between the Company and Dustin M. Hillis, dated June 15, 2024

10.6¥	Consulting Agreement between the Company and G. Shayne Bench, effective August 26, 2022 (as filed with the Securities and Exchange Commission on Form 10-K dated September 23, 2022 and incorporated here by reference)

10.7*¥	Consulting Agreement between the Company and Ryan E. Holland, individually, and Holland Allocators Investment Advisory, LLC, assigned to Holland Allocators Spendthrift Trust, TTEE, effective May 2, 2024

10.8*¥	Statement Of Work between the Company and Timothy R. Brady dated September 19, 2024 and beginning October 1, 2024

31.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

¥ Executive Compensation Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: October 29, 2024
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer (Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: October 29, 2024
	By:	/s/ Timothy R. Brady

Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2024	By:	/s/ Scott M. Boruff
Scott M. Boruff President, Chief Executive Officer, Director (Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Timothy R. Brady

Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Healthcare Integrated Technologies, Inc.

311 S. Weisgarber Road

Knoxville, TN 37919

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Healthcare Integrated Technologies, Inc. (the “Company”) as of July 31, 2024 and 2023, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Rodefer Moss & CO, PLLC

We have served as the Company’s auditor since 2019

Johnson City, Tennessee

October 29, 2024

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2024	July 31, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$175,562	$411
Accounts receivable, net	14,000	-
Prepaid expenses	33,022	34,092
Total current assets	222,584	34,503

OTHER ASSETS:
Intangibles	506,743	869,432
Total assets	$729,327	$903,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$182,784	$258,708
Accounts payable and accrued expenses, related party	187,894	558,883
Payroll related liabilities	16,637	155,143
Notes payable, related party	410,207	372,069
Notes payable	225,000	225,000
Total current and total liabilities	1,022,522	1,569,803

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 79,853,696 and 68,016,167 shares issued and outstanding as of July 31, 2024 and 2023, respectively	79,854	68,016
Additional paid-in capital	15,941,603	14,878,282
Accumulated deficit	(16,314,652)	(15,612,166)
Total stockholders’ deficit	(293,195)	(665,868)
Total liabilities and stockholders’ deficit	$729,327	$903,935

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2024	2023

REVENUE:
Contract revenue	$322,000	$-
Cost of contracts	(239,948)	-
Gross profit	82,052	-

OPERATING EXPENSES:
Selling, general & administrative	516,280	657,667
Stock-based compensation	186,643	287,016
Amortization of intangibles	221,919	16,885
Impairment of intangibles	140,770	-
Total operating expenses	1,065,612	961,568

OPERATING LOSS	(983,560)	(961,568)

OTHER INCOME (EXPENSE):
Interest expense	(55,079)	(417,341)
Extinguishment of liabilities	279,903	-
Gain on settlements	56,250	-
Change in fair value of derivative liability	-	76,451
Total other income (expense)	281,074	(340,890)

NET LOSS	$(702,486)	$(1,302,458)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	70,048,860	44,050,535

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2022	42,304,673	$42,305	$11,839,645	$(14,309,708)	$(2,427,758)

Net loss				(1,302,458)	(1,302,458)
Shares issued for cash	3,000,000	3,000	297,000		300,000
Shares issued for payment of accrued expenses	19,722,260	19,722	2,033,284		2,053,006
Shares issued for services	450,000	450	28,300		28,750
Shares issued for conversion of debt and related accrued interest	375,172	375	187,211		187,586
Shares issued for loan modification	1,500,000	1,500	148,500		150,000
Stock-based compensation	664,062	664	344,342		345,006

Balances at July 31, 2023	68,016,167	68,016	14,878,282	(15,612,166)	(665,868)

Net loss				(702,486)	(702,486)
Shares issued for cash	5,500,000	5,500	544,500		550,000
Shares issued for payment of accrued expenses	3,385,154	3,385	335,131		338,516
Shares issued for services	1,100,000	1,100	(1,100)		-
Shares issued for loan modification	570,344	571	(571)		-
Stock-based compensation	1,282,031	1,282	185,361		186,643

Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$(16,314,652)	$(293,195)

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(702,486)	$(1,302,458)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	221,919	16,885
Stock-based compensation	186,643	287,016
Impairment of intangibles	140,770	-
Extinguishment of liabilities	(279,903)	-
Gain on settlements	(56,250)
Shares issued for services	-	28,750
Shares issued for note amendment fees	-	150,000
Amortization of debt discount	-	194,395
Change in fair value of derivative liability	-	(76,451)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,000)	-
Prepaid expenses and other current assets	1,070	2,524
Accounts payable and accrued expenses	19,455	91,571
Accounts payable and accrued expenses, related party	(34,957)	328,464
Payroll related liabilities	250,010	173,101
NET CASH USED BY OPERATING ACTIVITIES	(267,729)	(106,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	-	(27,560)
NET CASH USED BY INVESTING ACTIVITIES	-	(27,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	550,000	300,000
Proceeds from related party loans	114,989	584,283
Payments of amounts owed to related parties	(222,109)	(151,160)
Principal payments on short-term debt	-	(600,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	442,880	133,123

Net change in cash and cash equivalents	175,151	(640)

Cash and cash equivalents, beginning of period	411	1,051

Cash and cash equivalents, end of period	$175,562	$411

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$62,069

SIGNIFICANT NON-CASH INVESTING AND FINACING ACTIVITIES
Shares issued for payment of payroll related liabilities	$338,516	$1,581,056
Shares issued for payment of items included in accounts payable and accrued expenses, related party		$471,950
Shares issued for payment of convertible debt		$150,000
Capital expenditures included in payroll related liabilities		$110,664
Capital expenditures from stock-based compensation		$57,990
Shares issued for payment of items included in accounts payable and accrued expenses		$37,586

See accompanying notes to the consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024 and 2023

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

In accordance with ASC 326, Financial Instruments – Credit Losses, we recognize an allowance for credit losses on acquired financial assets with credit deterioration since origination. The allowance of credit losses is measured based on the Current Expected Credit Loss (CECL) model, which requires an estimate of the expected credit losses over the life of the financial asset. This estimate considers historical loss information, current conditions, and reasonable and supportable forecasts. The allowance for credit losses, if any, is recorded as a reduction to the carrying amount of the financial asset, with a corresponding charge to earnings.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

At July 31, 2024, accounts receivable was $14,000 and did not include any reserve for uncollectible accounts. We had no accounts receivable at July 31, 2023. We recorded no bad debt expense, write-offs, or recoveries for the years ended July 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of demand deposits with a financial institution. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institution to the extent account balances exceed the amount insured by the FDIC, which is $250,000. One (1) customer accounted for 100% of our consolidated accounts receivable at July 31, 2024 and 100% of our consolidated revenue for the year ended July 31, 2024.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major additions and improvements are capitalized while minor replacements and maintenance and repairs, which do not improve or extend the life of such assets, are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation, and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation is calculated using the straight-line method which depreciates the assets over the estimated useful lives of the depreciable assets ranging from five to seven years.

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 3-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company recognized a $140,770 intangible asset impairment charge during the year ended July 31, 2024. There were no intangible asset impairment charges recorded during the year ended July 31, 2023. See Note 3 - Intangibles, Net.

Intangibles, net was $506,743 and $869,432 for the years ended July 31, 2024 and 2023, respectively.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

We had no derivative assets or liabilities at July 31, 2024 or 2023.

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

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company had no contract liabilities at July 31, 2024 or 2023.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $9,919 and $6,184 for the years ended July 31, 2024 and 2023, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

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

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 10 - Stock-Based Compensation.

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

Net Loss Per Common Share

We determine basic loss per share and diluted loss per share in accordance with the provisions of ASC 260, “Earnings Per Share.” Basic loss per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted income loss per share is similar to that of basic earnings per share, except the denominator is increased, if the earnings are positive, to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been exercised.

Recently Adopted Accounting Standards

On August 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The Company utilized the modified retroactive method of adoption and the adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had a net loss of $702,486 for its most recent fiscal year ended July 31, 2024. As of July 31, 2024, the Company has a significant working capital deficit. We have a history of losses, an accumulated deficit, have negative working capital and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INTANGIBLES

Intangibles consisted of the following at July 31, 2024 and 2023:

	As of July 31, 2024
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(209,147)	$-	$418,293
Patents	165,411	(19,112)	(57,849)	88,450
Website	8,785	(8,785)	-	-
Total intangibles	$801,636	$(237,044)	$(57,849)	$506,743

	As of July 31, 2023
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$-	$-	$627,440
Patents	258,422	(16,430)	-	241,992
Website	8,785	(8,785)	-	-
Total intangibles	$894,647	$(25,215)	$-	$869,432

Impairment

During the year ended July 31, 2024, the Company reassessed the existence of impairment indicators on its internally developed definite-lived intangible assets. The Company determined that indicators of impairment existed and, as a result, a quantitative impairment analysis was required. Management elected to abandon certain patent applications during the year. In addition, Management analyzed certain patents that were in an office action status at year end for feasibility and probability of the success of continuing the office action process. Based on the patent abandonments and the results of the analysis, Management concluded that the carrying amount of the patents exceeding their fair value, which resulted in an impairment charge of $140,770 being recognized for the year ended July 31, 2024. The impairment charge of $140,770 includes $82,921 for the abandonment of certain patent applications, and $57,849 for the establishment of an impairment reserve against our remaining patent applications that are currently in process.

Amortization expense for the years ended July 31, 2024 and 2023 was $221,919 and $16,885, respectively.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of July 31, 2024, the weighted average remaining useful life of intangibles being amortized was approximately six (6) years. We expect the remaining aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2025	$213,282
2026	213,282
2027	4,135
2028	4,135
2029	4,135
Thereafter	67,774
Total expected amortization expense	$506,743

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Accounts payable	$51,151	$197,234
Accrued expenses	55,800	-
Accrued interest expense	75,833	61,474
Total accounts payable and accrued expenses	$182,784	$258,708

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES, RELATED PARTY

Accounts payable and accrued expenses, related party consisted of the following at July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Accounts payable, related party	$30,925	$328,819
Accrued expenses, related party	156,969	230,064
Total accounts payable and accrued expenses, related party	$187,894	$558,883

NOTE 6 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Accrued officers’ payroll	$-	$143,073
Payroll taxes payable	16,637	12,070
Total payroll related liabilities	$16,637	$155,143

NOTE 7 - NOTE PAYABLE, RELATED PARTY

On June 12, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note”), in the principal amount of $410,207. The Platinum Note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $20,510 is due in a single lump sum payment on December 12, 2024. We incurred no issuance cost on the transaction and the proceeds were used to refinance an existing promissory note issued to Platinum Equity Advisors, LLC on December 12, 2023. At July 31, 2024, the principal balance of the Platinum Note remained $410,207 and accrued but unpaid interest on such date was $5,583. At July 31, 2023, the principal balance of the Platinum Note was $372,069 and accrued but unpaid interest on such date was $5,064. The accrued interest is included in Accounts payable and accrued expenses, related party on our consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
5% Convertible promissory notes	$175,000	$175,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Notes payable	$225,000	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2024 and 2023, accrued but unpaid interest on the 5% Notes was $63,914 and $52,555, respectively, which is included in “Accounts payable and accrued expenses” on our consolidated balance sheets.

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

There were no 5% Notes converted into shares of our common stock during the year ended July 31, 2024. 5% Notes with a face amount of $150,000 and related accrued interest of $37,586 were converted into shares of our common stock during the year ended July 31, 2023. At July 31, 2024, 5% Notes with a face amount of $175,000 and related accrued interest expense of $63,914 are currently in default and are not convertible under the conversion terms. Management is currently attempting to negotiate amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. AMP delivered the purchased shares directly to the transfer agent on September 8, 2020 and immediately cancelled. At July 31, 2024 and 2023, accrued but unpaid interest on the Acorn Note was $11,919 and $8,919, respectively, which is included in “Accounts payable and accrued expenses” on our consolidated balance sheets. At July 31, 2024, the note and related accrued interest expense is in default. Management is currently attempting to negotiate a settlement of the note, or an amendment to the note to extend the maturity date.

NOTE 9 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of July 31, 2024 and 2023 are as follows:

	July 31, 2024	July 31, 2023
Federal income tax benefit computed at the statutory rate	$(147,522)	$(273,516)
Increase (decrease) resulting from:
Stock-based compensation	39,195	72,451
Derivatives	-	24,768
Valuation allowance	107,283	176,139
Other	1,044	158
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of July 31, 2024 and 2023 are as follows:

	July 31, 2024	July 31, 2023
Deferred tax assets:
Net operating loss carryovers	$1,057,273	$949,990
Valuation allowance	(1,057,273)	(949,990)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2024, we have approximately $4.94 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

We conduct business solely in the United States and file income tax returns in the United States federal jurisdiction as well as in the states of Tennessee and Colorado. The taxable years ended July 31, 2024 through 2018 remain open to examination by the taxing jurisdictions to which we are subject.

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

No material interest or penalties on unpaid tax were recorded during the years ended July 31, 2024 and 2023. As of July 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 10 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the year ended July 31, 2024, we recorded $76,482 of compensation expense related to stock options and warrants. During the year ended July 31, 2023, we recorded $230,834 of compensation expense, net of capitalized expense of $57,990, related to stock options and warrants. The grant date fair value of stock options and warrants during the year ended July 31, 2024 was $69,776. We granted no stock options or warrants during the year ended July 31, 2023.

The following table summarizes our options and warrant activity for the years ended July 31, 2024 and 2023:

	July 31, 2024		July 31, 2023
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	6,350,000	$.24	8.850,000	$1.02
Granted	1,250,000	.07	-	-
Canceled	(1,250,000)	.23		-
Expired	-	-	(2,500,000)	3.00
Balance at end of period	6,350,000	$0.21	6,350,000	$.24
Options and warrants exercisable	6,350,000	$0.21	6,066,666	$.23

Summary of Restricted Stock Grants

During the years ended July 31, 2024 and 2023, we recorded compensation expense related to restricted stock grants of $55,661 and $56,182, respectively.

The following table summarizes our restricted stock activity for the years ended July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Balance at beginning of period	2,282,031	100,000
Granted	3,100,000	2,846,093
Released	(1,382,031)	(664,062)
Balance at end of period	4,000,000	2,282,031

The grant date fair value of restricted stock awards during the years ended July 31, 2024 and 2023 was $172,518 and $79,422, respectively.

NOTE 11 - COMMON STOCK

At July 31, 2024 and 2023, we had 79,853,696 and 68,016,167 shares of common stock outstanding, respectively. During the year ended July 31, 2024, we issued 11,837,529 unregistered shares of our common stock, of which 5,500,000 shares were issued for cash, 3,385,154 shares were issued for the payment of accrued expenses, 1,282,031 were issued for compensation, 1,100,000 shares were issued for services, and 570,344 shares were issued for a loan modification fee. During the year ended July 31, 2023, we issued 25,711,494 unregistered shares of our common stock, of which 19,722,260 were issued for the payment of accrued expenses, 3,000,000 shares were issued for cash, 1,500,000 shares were issued for payment of note extension fees, 664,062 shares were issued for compensation, 450,000 shares were issued for services, and 375,172 shares were issued for the conversion of debt and related accrued interest.

On August 1, 2023, we issued 211,523 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services. The shares were issued upon the vesting of shares from a restricted stock award dated August 26, 2022 at an estimated grant date fair value of $0.0135 per share on such date.

On October 19, 2023, we issued 500,000 unregistered shares of our common stock to a consultant pursuant to the terms of a consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated October 19, 2022 at an estimated grant date fair value of $0.033 per share on such date.

On October 19, 2023, we issued 500,000 unregistered shares of our common stock to a consultant pursuant to the terms of a consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated October 19, 2022 at an estimated grant date fair value of $0.033 per share on such date.

On November 1, 2023, we issued 70,508 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services. The shares were issued upon the vesting of shares from a restricted stock award dated August 26, 2022 at an estimated grant date fair value of $0.0135 per share on such date.

On November 1, 2023, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of a consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated September 1, 2023 at an estimated grant date fair value of $0.024 per share on such date.

On December 8, 2023, we issued 326,813 unregistered shares of our common stock to a previous lender pursuant to a make whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

On January 31, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On February 9, 2024, we completed a private placement of 250,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private placement.

On March 7, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On March 22, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On April 16, 2024, we issued 243,531 unregistered shares of our common stock to a previous lender pursuant to a make whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

On May 2, 2024, we completed a private placement of 250,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $25,000. We incurred no cost related to the private placement.

On June 15, 2024, we issued 1,000,000 unregistered shares of our common stock to a newly appointed officer of the Company pursuant to a Non-Employee Chief Strategy Officer Engagement Agreement entered into on the same date. The shares were issued to the officer at an estimated grant date fair value of $0.055 per share.

On July 15, 2024, we completed a private placement of 2,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private placement.

On July 31, 2024, we issued 3,385,154 unregistered shares of our common stock for payment of accrued compensation due to officers of the company pursuant to their employment agreements. The shares were issued at an agreed upon value of approximately $0.10 per share.

NOTE 12 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2024 and 2023, related parties were owed $30,925 and $328,819, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 5 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At July 31, 2024 and 2023, we owed Platinum Equity $151,386 and $225,000, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 5 - Accounts Payable and Accrued Expenses, Related Party).

On June 12, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $410,207 (See Note 7 – Notes Payable, Related Party). The note, plus accrued interest, is due on December 12, 2024. At July 31, 2024, accrued but unpaid interest on the note was $5,583 (See Note 5 – Accounts Payable and Accrued Expenses, Related Party). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On June 15, 2024, we entered into a Non-Employee Chief Strategy Officer Engagement Agreement (the “Contract CSO Agreement”) with Dustin M. Hillis to provide the services of Chief Strategy Officer to the Company for a term of three (3) years. The Company shall pay Mr. Hillis an annual base fee of $100,000, to be paid in equal monthly payments, and receive a grant of 1,000,000 shares of the Company’s common stock as a signing bonus. In addition to the base fee and stock grant, Mr. Hillis will be paid a commission on certain new and recurring business sales. Mr. Hillis is also eligible for discretionary bonuses, equity awards and other benefits as approved by the Board of Directors. If the Contract CSO Agreement is terminated by us without cause, or by Mr. Hillis for good reason, we are obligated to pay Mr. Hillis a severance equal to one month of base fee and any other earned but unpaid compensation due to him under the Contract CSO Agreement.

NOTE 14 - SUBSEQUENT EVENTS

Beginning August 1, 2024 and through the issuance date of the financial statements, we completed multiple private placement transactions resulting in the issuance of 20,320,000 unregistered shares of our common stock at a price of $0.10 per share. The share issuances resulted in net proceeds to the Company of $2,032,000. We incurred no cost related to the private placements and intend to use to proceeds for working capital.

On August 23, 2024, Micheal J. Burt was appointed to our board of directors for a term of three (3) years and shall continue until canceled by the Company. Either party has the right to cancel the remaining term of the appointment on each yearly anniversary date by providing written notice to the other party at least 30 days prior to the anniversary date the cancelation is to become effective. As compensation for Mr. Burt’s service, he received a three (3) year restricted stock award of 2,000,000 shares of the Company’s common stock. The restricted stock award shall vest 1,000,000 shares on August 25, 2024, 333,334 shares on August 25, 2025, 333,333 shares on August 25, 2026 and 333,333 shares on August 25, 2027.

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than those listed above that would require adjustment to or disclosure in the consolidated financial statements.

