Form 10-Q
period 2024-10-31
Healthcare Integrated Technologies Inc.
filed 2024-12-13
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 13, 2024, there were 114,214,936 shares of common stock of the Registrant outstanding.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “ITEM 1A – RISK FACTORS” included in our most recent Annual Report on Form 10-K for the year ended July 31, 2024 as filed with the United States Securities and Exchange Commission on October 29, 2024.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2024	July 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,013,662	$175,562
Restricted cash	220,000	-
Accounts receivable, net	-	14,000
Prepaid expenses	33,022	33,022
Total current assets	2,266,684	222,584

OTHER ASSETS:
Intangibles, net	436,711	506,743
Total assets	$2,703,395	$729,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$140,482	$182,784
Accounts payable and accrued expenses, related party	127,086	187,894
Payroll related liabilities	41,448	16,637
Note payable, related party	410,207	410,207
Notes payable	225,000	225,000
Total current and total liabilities	944,223	1,022,522

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock par value $0.001; 200,000,000 shares authorized; 105,204,936 and 79,853,696 shares issued and outstanding as of October 31, 2024 and July 31, 2024, respectively	105,205	79,854
Additional paid-in capital	18,432,757	15,941,603
Deposits on stock subscriptions	220,000	-
Accumulated deficit	(16,998,790)	(16,314,652)
Total stockholders’ equity (deficit)	1,759,172	(293,195)
Total liabilities and stockholders’ equity (deficit)	$2,703,395	$729,327

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023

OPERATING EXPENSES:
Selling, general and administrative	$343,787	$138,017
Stock-based compensation	256,382	21,942
Amortization of intangibles	54,354	55,697
Impairment of intangibles	15,678	-
Total operating expense	670,201	215,656

OPERATING LOSS	(670,201)	(215,656)

OTHER EXPENSE:
Interest expense	(13,937)	(12,844)
Total other expense	(13,937)	(12,844)

NET LOSS	$(684,138)	$(228,500)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	83,435,756	68,189,433

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In	Deposits on Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscriptions	Deficit	Equity

Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$-	$(16,314,652)	$(293,195)

Net loss					(684,138)	(684,138)
Shares issued for cash	22,320,000	22,320	2,209,680	-	-	2,232,000
Receipt of cash deposits on stock subscription agreements	-	-	-	220,000	-	220,000
Stock-based compensation	2,750,000	2,750	253,631	-	-	256,381
Shares issued for settlement of accrued expenses	281,240	281	27,843	-	-	28,124

Balances at October 31, 2024	105,204,936	$105,205	$18,432,757	$220,000	$(16,998,790)	$1,759,172

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In	Deposits on Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscriptions	Deficit	Deficit

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$-	$(15,612,166)	$(665,868)

Net loss					(228,500)	(228,500)
Shares issued for services	1,000,000	1,000	(1,000)	-	-	-
Stock-based compensation	211,523	212	21,730	-	-	21,942

Balances at October 31, 2023	69,227,690	$69,228	$14,899,012	$-	$(15,840,666)	$(872,426)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(684,138)	$(228,500)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	54,354	55,697
Stock-based compensation	256,382	21,942
Impairment of intangibles	15,678	-
Cash received from deferred revenue	-	10,061
Changes in operating assets and liabilities:
Accounts receivable, net	14,000	-
Prepaid expenses and other current assets	-	(5,345)
Accounts payable and accrued expenses	(14,179)	46,931
Accounts payable and accrued expenses, related party	(45,575)	34,802
Payroll related liabilities	24,811	61,363
NET CASH USED BY OPERATING ACTIVITIES	(378,667)	(3,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,232,000	-
Cash deposits on stock subscription agreements	220,000
Proceeds from related party loans	35,172	12,769
Restricted cash	(220,000)
Payments of amounts owed to related parties	(50,405)	(10,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,216,767	2,769

Net change in cash and cash equivalents	1,838,100	(280)

Cash and cash equivalents, beginning of period	175,562	411

Cash and cash equivalents, end of period	$2,013,662	$131

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for payment of accrued expenses	$28,124	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2024

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of October 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024 filed with the SEC on October 29, 2024.

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

Allowance for Credit losses

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

Restricted Cash

As of October 31, 2024, restricted cash includes cash received from investors prior to obtaining executed Common Stock Subscription Purchase Agreements (“SPAs”). The investors agreed to purchase 2,200,000 shares of our common stock at a purchase price of $0.10 per share. The executed SPAs were received subsequent to October 31, 2024. The proceeds received were recorded as Deposits on stock subscription agreements in the interim consolidated balance sheets.

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 3-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. We recognized a $15,678 intangible asset impairment charge during the three months ended October 31, 2024. There were not any intangible asset impairment charges recorded during the three months ended October 31, 2023.

Intangibles, net was $436,711 and $506,743 as of October 31, 2024 and July 31, 2024, respectively. See Note 3 - Intangibles, Net.

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

We had no derivative assets or liabilities as of October 31, 2024 and July 31, 2024.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $17,685 and $2,668 for the three months ended October 31, 2024 and 2023, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $684,138 for the three months ended October 31, 2024 and $702,486 for its most recent fiscal year ended July 31, 2024, the Company now has significant working capital, however, we have a history of losses, an accumulated deficit, and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INTANGIBLES, NET

Intangibles, net consisted of the following at October 31, 2024 and July 31, 2024:

	As of October 31, 2024
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(261,433)	$-	$366,007
Patents	127,536	(16,297)	(40,535)	70,704
Website	8,785	(8,785)	-	-
Total intangibles	$763,761	$(286,515)	$(40,535)	$436,711

	As of July 31, 2024
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(209,147)	$-	$418,293
Patents	165,411	(19,112)	(57,849)	88,450
Website	8,785	(8,785)	-	-
Total intangibles	$801,636	$(237,044)	$(57,849)	$506,743

Amortization expense for the three months ended October 31, 2024 and 2023 was $54,354 and $55,697, respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of October 31, 2024, the weighted average remaining useful life of intangibles being amortized was approximately 5 years. We expect the remaining aggregate amortization expense for each of the five succeeding years to be as follows:

2025	$161,642
2026	212,335
2027	3,188
2028	3,188
2029	3,188
Thereafter	53,170
Total expected amortization expense	$436,711

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024
Accounts payable	$45,967	$51,151
Accrued expenses	15,000	55,800
Accrued interest expense	79,515	75,833
Accounts payable and accrued expenses	140,482	182,784

Accounts payable, related party	15,690	30,925
Accrued expenses, related party	95,557	151,386
Accrued interest expense, related party	15,839	5,583
Accounts payable and accrued expenses, related party	127,086	187,894

Total accounts payable and accrued expenses	$267,568	$370,678

NOTE 5 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024
Accrued officers’ payroll	$17,224	$-
Payroll taxes payable	24,224	16,637
Total payroll related liabilities	$41,448	$16,637

NOTE 6 - NOTE PAYABLE, RELATED PARTY

On June 12, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note”), in the principal amount of $410,207. The Platinum Note is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $20,510 is due in a single lump sum payment on December 12, 2024. We incurred no issuance cost on the transaction and the proceeds were used to refinance an existing promissory note issued to Platinum Equity Advisors, LLC on June 12, 2024. At October 31, 2024, the principal balance of the Platinum Note remained $410,207 and accrued but unpaid interest on such date was $15,839. The accrued interest is included in Accounts payable and accrued expenses, related party on our consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024
5% Convertible promissory notes	$175,000	$175,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Notes payable	$225,000	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At October 31, 2024 and July 31, 2024, accrued but unpaid interest on the 5% Notes was $66,845 and $63,914, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

At October 31, 2024, 5% Notes with a face amount of $175,000 and related accrued interest expense of $66,845 are currently in default and are not convertible under the conversion terms. [Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions.]

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At October 31, 2024 and July 31, 2024, accrued but unpaid interest on the Acorn Note was $12,669 and $11,919, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets. At October 31, 2024, the note and related accrued interest expense is in default. Management is currently negotiating an amendment to the note to extend the maturity date.

NOTE 8 - COMMON STOCK

At October 31, 2024 and July 31, 2024, we had 105,204,936 and 79,853,696 shares of common stock outstanding, respectively. We issued 25,351,240 unregistered shares of our common stock, of which 22,320,000 shares were issued for cash, 281,240 shares were issued for the payment of accrued expenses and 2,750,000 were issued for compensation during the three months ended October 31, 2024. During the fiscal year ended July 31, 2024, we issued 11,837,529 unregistered shares of our common stock, of which 5,500,000 shares were issued for cash, 3,385,154 shares were issued for the payment of accrued expenses, 1,282,031 were issued for compensation, 1,100,000 shares were issued for services, and 570,344 shares were issued for a loan modification fee.

On August 25, 2024, we issued 1,000,000 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services. The shares were issued upon the vesting of shares from a restricted stock award dated August 25, 2024 at an estimated grant date fair value of $0.0675 per share on such date.

On September 1, 2024, we issued 250,000 unregistered shares of our common stock to a consultant pursuant to the terms of a consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated September 1, 2024, at an estimated grant date fair value of $0.035 per share on such date.

On September 20, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On September 26, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On October 8, 2024, we completed multiple private placements of 2,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private placements.

On October 10, 2024, we completed multiple private placements of 3,500,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $350,000. We incurred no cost related to the private placements.

On October 18, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On October 19, 2024, we issued 250,000 shares of common stock to a consultant pursuant to the terms of a consulting agreement entered on October 19, 2022. The shares were issued to the consultant at an estimated value of $0.033 per share.

On October 19, 2024, we issued 500,000 shares of common stock to consultants pursuant to the terms of their consulting agreements entered on October 19, 2022. The shares were issued to the consultants at an estimated value of $0.033 per share.

On October 22, 2024, we completed multiple private placements of 2,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private placements.

On October 24, 2024, we completed multiple private placements of 2,300,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $230,000. We incurred no cost related to the private placements.

On October 25, 2024, we completed multiple private placements of 6,520,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $652,000. We incurred no cost related to the private placements.

On October 25, 2024, we issued 281,240 unregistered shares of our common stock for settlement of accounts payables. The shares were issued at an agreed upon value of $0.10 per share.

On October 29, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On October 29, 2024, we issued 1,000,000 unregistered shares of our common stock to the Chief Strategy Officer. The shares were issued to the officer at an estimated grant date fair value of $0.10 per share.

On October 31, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

NOTE 9 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the three months ended October 31, 2024, we recorded no compensation expense related to stock options and warrants. During the three months ended October 31, 2023, we recorded $6,706 of compensation expense related to stock options and warrants. We granted no stock options or warrants during the three months ended October 31, 2024 or 2023.

The following table summarizes our options and warrant activity for the three months ended October 31, 2024 and fiscal year ended July 31, 2024:

	October 31, 2024		July 31, 2024
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	6,350,000	$0.21	6,350,000	$0.24
Granted	-	-	1,250,000	0.07
Expired / Cancelled	(600,000)	0.15	1,250,000	0.23
Balance at end of period	5,750,000	$0.22	6,350,000	$0.21
Options and warrants exercisable	5,750,000	$0.22	6,350,000	$0.21

Summary of Restricted Stock Grants

During the three months ended October 31, 2024 and 2023, we recorded compensation expense related to restricted stock grants of $80,132 and $15,236, respectively. The grant date fair value of restricted stock awards during the three months ended October 31, 2024 and 2023 was $388,025 and $7,305, respectively.

The following table summarizes our restricted stock activity for the three months ended October 31, 2024 and fiscal year ended July 31, 2024:

	October 31, 2024	July 31, 2024
Balance at beginning of period	4,000,000	2,282,031
Granted	5,000,000	3,100,000
Expired / Cancelled	(200,000)	-
Released	(1,750,000)	(1,382,031)
Balance at end of period	7,050,000	4,000,000

NOTE 10 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of October 31, 2024 and July 31, 2024, related parties were owed $15,690 and $30,925, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 6 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At October 31, 2024 and July 31, 2024, we owed Platinum Equity $95,556 and $151,386, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 5 - Accounts Payable and Accrued Expenses, Related Party).

On June 12, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $410,207 (See Note 7 – Notes Payable, Related Party). The note, plus accrued interest, is due on December 12, 2024. At October 31, 2024 and July 31, 2024, accrued but unpaid interest on the note was $15,839 and $5,583, respectively, (See Note 6 – Accounts Payable and Accrued Expenses, Related Party). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the three months ended October 31, 2024, the Company recognized $10,119 in office rent expense included in “Selling, general and administrative” on our interim consolidated statements of operations related to a month-to-month sublease agreement with Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control for use of certain office space.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

On September 18, 2023, Apex Funding Source, LLC (the “Lender”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming Grasshopper Staffing, Inc. and Indeliving Holdings, Inc., both of which are wholly owned subsidiaries of the Company, as defendants in the suit. The action against our wholly owned subsidiaries is due to an alleged guarantee of a loan the Lender made to BERI, an entity related to the Company through common management control. The lawsuit is an action for BERI’s breach of a loan agreement and failure to pay $4,705,900 in principal and interest to the Lender when due. The lawsuit also named Scott M. Boruff, the CEO and Chairman of the Company’s Board of Directors, and Platinum Equity Advisors, LLC, the Company’s largest principal shareholder that is controlled by Julie Boruff, spouse of Scott M. Boruff, as defendants for their alleged guaranty of the BERI loan.

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

NOTE 12 - SUBSEQUENT EVENTS

On December 1, 2024, the Company entered into a three-year contractor agreement with Timothy Brady as its Chief Financial Officer. Mr. Brady will be paid a monthly base fee of $10,000. In addition, Mr. Brady shall receive a stock grant of 2 million shares of the Company’s common stock. The stock grant shall immediately become vested.

On December 5, 2024, the Company entered into a three-year contractor agreement with Theo Davis as its Chief Commercial Officer for its international business. Mr. Davies shall receive a stock grant of 2 million shares of the Company’s common stock. The stock grant shall immediately become vested. In addition, when Mr. Davies raises the first $1 million of equity for the Company, Mr. Davies will be paid a performance bonus of $70,000. When Mr. Davis achieves an international leadership hurdle of $1 million in EBITDA, Mr. Davies will have the option to purchase 1 million common shares of the Company’s stock for $0.1186 per share. This shall be valid for two years from the execution of the agreement. Commencing in October of 2025, Mr. Davis will be paid a monthly base fee of $8,333 per month. On December 9, 2024 the Company announced the appointment.

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

This following discussion summarizes the significant factors affecting the interim consolidated financial statements, financial condition, liquidity, and cash flows of Healthcare Integrated Technologies, Inc, for the three months ended October 31, 2024, and 2023. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K for the year ended July 31, 2024, filed with the SEC on October 29, 2024.

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

Financial and Operating Results

We continue to utilize funds raised from the private sales of our common stock, issuance of debt, and short-term advances from related parties to provide cash for our operations, which has allowed us to continue refining our initial product and readying it for pilot testing, developing future product offerings and adding talented individuals to our management team and on a contract basis. Highlighted achievements for the three months ended October 31, 2024 include:

●	On August 23, 2024, we appointed Micheal “Coach” Burt to our Board of Directors.

●	On October 1, 2024, we appointed Timothy R. Brady as Fractional Chief Financial Officer.

●	On November 5, 2024, we announced the appointment of Caleb Dixon as Chief Customer Officer to focus on enhancing customer engagement and satisfaction.

●	We received $2,452,000 in net proceeds from the sale of our common stock at an average price of $0.10 per share during the three months ending October 31, 2024.

Results of Operations

Three Months Ended October 31, 2024 Compared to the Three Months Ended October 31, 2023

Revenues

Our business did not produce revenue during the three months ending October 31, 2024, and 2023, respectively, as we continue to develop, refine and evaluate our products.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ended October 31, 2024 and 2023:

	For the Three Months Ended October 31,
	2024	2023	$ Variance	%Variance

Officers’ salaries	$137,231	$86,861	$50,370	58%
Contract labor	36,011	-	36,011	-
Professional fees	72,422	42,609	29,813	70%
Software development	33,706	3,900	29,806	764%
Travel and entertainment	24,755	840	23,915	2,847%
Advertising and marketing	17,685	2,668	15,017	563%
Office expense	21,027	1,118	19,909	1,781%
Other	950	21	929	4,424%
Total selling, general & administrative	343,787	138,017	205,770	149%
Stock-based compensation	256,382	21,942	234,440	1,068%
Amortization	54,354	55,697	(1,343)	(2)%
Impairment of intangibles	15,678	-	15,678	-
Total Operating Expenses	$670,201	$215,656	$454,545	211%

Officers’ Salaries - Officers’ salaries increased $50,370, or 58%, over 2023 and is primarily due to the addition of our new Chief Strategy Officer and our Chief Executive Officer’s increased pay over the previous period, the Company’s officers accepted voluntary pay reductions in the prior comparable period.

Contract labor – Contract labor increased $36,011 over 2023 and is attributable to the addition of new finance and accounting personnel.

Professional Fees - Professional fees increased $29,813, or 70%. over the same period in the prior year primarily due to increased accounting and legal fees and the addition of a grant writing consultant.

Software Development – Software development expenses increased $29,806 over 2023 due to an increase in the use of independent contractors for specific development projects.

Travel and entertainment – Travel and entertainment expense increased $23,915, or 2,847%, over the same period in the prior year. The increase is primarily due to increased business travel by the senior management team.

Advertising and Marketing - Advertising and marketing costs increased $15,017, or 563%, over the same period in the prior year primarily due to increased expenses related to conferences and trade show attendance.

Office expense - Office expense increased $19,909 over 2023 and primarily relates to increases in office rent expense and supplies.

Other - Other expenses increased $929 over 2023 primarily due to an increase in bank charges.

Stock-based Compensation - Stock-based compensation expense increased $234,440, or 1,068%, from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expense decreased $1,343, or 2% over 2023. The decrease in amortization expense primarily relates to a reduction of patent cost during the three months ended October 31, 2024.

Impairment of intangibles - Amortization expense increased $15,678 over 2023. The impairment expense relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended October 31, 2024 and 2023:

	For the Three Months Ended October 31,
	2024	2023	$ Variance	%Variance

Interest expense	$(13,937)	$(12,844)	$1,093	9%
Total	$(13,937)	$(12,844)	$1,093	9%

Interest Expense - Interest expense increased $1,093, or 9%, over the same period in the prior year. Interest expense increased due to an increase in the outstanding debt balance.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended October 31, 2024 and fiscal year ended July 31, 2024:

	October 31, 2024	July 31, 2024
Current assets	$2,266,684	$222,584
Current liabilities	(944,223)	(1,022,522)
Working capital surplus (deficit)	$1,322,461	$(799,938)

Current assets for the interim period ended October 31, 2024 increased $2,044,100 as compared to the fiscal year ended July 31, 2024. The increase is primarily due to the receipt of $2,452,000 in net proceeds from the sale of our common stock at an average price of $0.10 per share during the three months ending October 31, 2024.

Current liabilities for the interim period ended October 31, 2024 decreased $78,299 as compared to the fiscal year ended July 31, 2024. The decrease is due to decreases in accounts payable and accrued expenses and a reduction in payroll liabilities.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $378,667 for the three months ended October 31, 2024 as compared to net cash provided by operating activities of $3,049 for the three months ended October 31, 2023. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, including related party items.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,216,767 for the three months ended October 31, 2024, which represents a $2,213,998 increase over the same period of 2023. The increase is primarily due to the receipt of $2,452,000 in net proceeds from the sale of our common stock at an average price of $0.10 per share during the three months ending October 31, 2024.

Going Concern Qualification

At this time, we cannot provide investors with any assurance that we will be able to obtain sufficient funding from debt financings and/or the sale of our equity securities to meet our obligations over the next twelve months. We are likely to continue using short-term loans from management to meet our short-term funding needs. We have no material commitments for capital expenditures as of October 31, 2024.

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

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2024.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At October 31, 2024, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 1, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On November 5, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On November 6, 2024, we issued 200,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On November 11, 2024, we issued 1,000,000 shares of our unregistered common stock at a price of $0.10 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds were used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of December 20, 2023, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $66,845 as of the filing date of this interim report.

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2023. In the event of default, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The AMP Note is currently in default for non-payment of the principal amount of $50,000 and related accrued interest of $12,669 as of the filing date of this report.

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

Date: December 13, 2024
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: December 13, 2024
	By:	/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer
(Principal Financial Officer)

