Form 10-Q
period 2025-01-31
Healthcare Integrated Technologies Inc.
filed 2025-03-14
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 12, 2025, there were 179,105,470 shares of common stock of the Registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2025	July 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,206,216	$175,562
Restricted Cash	756,000	-
Accounts receivable, net	-	14,000
Prepaid expenses	33,022	33,022
Total current assets	6,995,238	222,584

OTHER ASSETS:
Intangibles, net	282,567	506,743
Total assets	$7,277,805	$729,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,891	$182,784
Accounts payable and accrued expenses, related party	145,283	187,894
Payroll related liabilities	29,555	16,637
Note payable, net related party	322,674	410,207
Notes payable	225,000	225,000
Total current and total liabilities	849,403	1,022,522

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock par value $0.001; 200,000,000 shares authorized; 150,060,450 and 79,853,696 shares issued and outstanding as of January 31, 2025 and July 31, 2024, respectively	150,061	79,854
Additional paid-in capital	23,787,567	15,941,603
Deposits on stock subscriptions	756,000	-
Accumulated deficit	(18,265,226)	(16,314,652)
Total stockholders’ equity (deficit)	6,428,402	(293,195)
Total liabilities and stockholders’ equity	$7,277,805	$729,327

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

REVENUE, NET	$-	$21,769	$-	$21,769

OPERATING EXPENSES:
Selling, general and administrative	470,227	104,137	814,014	242,154
Stock-based compensation	624,365	3,893	880,747	25,835
Amortization of intangibles	123,597	55,697	177,951	111,394
Impairment of intangibles	30,547	-	46,225	-
Total operating expenses	1,248,736	163,727	1,918,937	379,383

OPERATING LOSS	(1,248,736)	(141,958)	(1,918,937)	(357,614)

OTHER INCOME (EXPENSE):
Interest expense	(17,700)	(13,205)	(31,637)	(26,049)
Total other income (expense)	(17,700)	(13,205)	(31,637)	(26,049)

NET LOSS	$(1,266,436)	$(155,163)	$(1,950,574)	$(383,663)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	110,265,231	69,406,473	95,457,614	68,637,514

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2025
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$-	$(16,314,652)	$(293,195)

Net loss					(684,138)	(684,138)
Shares issued for cash	22,320,000	22,320	2,209,680	-	-	2,232,000
Receipt of cash deposits on stock subscription agreements	-	-	-	220,000	-	220,000
Stock-based compensation	2,750,000	2,750	253,631	-	-	256,381
Shares issued for settlement of accrued expenses	281,240	281	27,843	-	-	28,124
Activity for the three months ended October 31, 2024	25,351,240	25,351	2,491,154	220,000	(684,138)	2,052,367

Net loss					(1,266,436)	(1,266,436)
Shares issued for cash	39,045,514	39,046	4,727,854	(220,000)	-	4,546,900
Shares issued for services	60,000	60	8,340	-	-	8,400
Receipt of cash deposits on subscriptions	-	-	-	756,000	-	756,000
Shares issued for settlement	500,000	500	(500)	-	-	-
Stock-based compensation	5,250,000	5,250	619,116	-	-	624,366
Activity for the three months ended January 31, 2025	44,855,514	44,856	5,354,810	536,000	(1,266,436)	4,669,230

Balances at January 31, 2025	150,060,450	$150,061	$23,787,567	756,000	$(18,265,226)	$6,428,402

	Six Months Ended January 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$(15,612,166)	$(665,868)

Net loss				(228,500)	(228,500)
Issuance of shares for services	1,000,000	1,000	(1,000)		-
Stock-based compensation	211,523	212	21,730		21,942
Activity for the three months ended October 31, 2023	1,211,523	1,212	20,730	(228,500)	(206,558)

Net loss				(155,163)	(155,163)
Issuance of shares for cash	1,000,000	1,000	99,000		100,000
Issuance of shares for services	100,000	100	(100)		-
Issuance of shares for loan modification	326,813	327	(327)		-
Stock-based compensation	70,508	70	3,823		3,893
Activity for the three months ended January 31, 2024	1,497,321	1,497	102,396	(155,163)	(51,270)

Balances at January 31, 2024	70,725,011	$70,725	$15,001,408	$(15,995,829)	$(923,696)

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,950,574)	$(383,663)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization expense	177,951	111,394
Stock-based compensation	880,747	25,835
Shares issued for services	8,400	-
Impairment of intangibles	46,225	-
Amortization of debt discount	4,662	-
Cash received from deferred revenue	-	105,189
Changes in operating assets and liabilities:
Accounts receivable, net-	14,000	(56,000)
Prepaid expenses and other current assets	-	1,070
Accounts payable and accrued expenses	(27,770)	191,058
Accounts payable and accrued expenses, related party	(39,561)	69,966
Payroll related liabilities	12,918	122,722
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(873,002)	187,571

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,998,900	100,000
Cash deposits on stock subscription agreements	756,000	-
Restricted cash	(756,000)	-
Principle payments on related party note payable	(92,195)	-
Proceeds from related party loans	-	37,797
Payments of amounts owed to related parties	(3,049)	(10,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,903,656	127,797

Net change in cash and cash equivalents	6,030,654	315,368

Cash and cash equivalents, beginning of period	175,562	411

Cash and cash equivalents, end of period	$6,206,216	$315,779

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, related party	$60,156	$-

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for payment of accrued expenses	$28,124	$-

See accompanying notes to the interim consolidated financial statements.

HEALTHCARE INTEGRATED TECHNOLOGIES, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2025

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Healthcare Integrated Technologies, Inc. and its wholly owned subsidiaries Grasshopper Staffing, Inc. and Indeliving Holdings, Inc. (collectively the “Company,” “we,” “our” or “us”) is an AI-ambient technology solutions company with a dedicated team focused on driving safety innovation across multiple industries. We are currently marketing products and solutions that utilize advanced AI monitoring tools to enhance resident safety, reduce the risk of injuries, and improve overall care efficiency.

Basis of Presentation

The accompanying interim consolidated financial statements include those of Healthcare Integrated Technologies, Inc. and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of January 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ending January 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024 filed with the SEC on October 29, 2024.

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

Restricted Cash

Restricted cash includes cash received from investors prior to obtaining executed Common Stock Subscription Purchase Agreements (“SPAs”). The investors agreed to purchase 6,000,000 shares of our common stock at a purchase price of $0.126 per share. The executed SPAs were received subsequent to January 31, 2025. The proceeds received were recorded as Deposits on stock subscription agreements in the interim consolidated balance sheets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 2-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. We recognized a $46,225 intangible asset impairment charge during the six months ending January 31, 2025. There were not any intangible asset impairment charges recorded during the three months ending January 31, 2024.

Intangibles, net was $282,567 and $506,743 as of January 31, 2025 and July 31, 2024, respectively. See Note 3 - Intangibles, Net.

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

We had no derivative assets or liabilities as of January 31, 2025 and July 31, 2024.

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

Segment Information

The Company has identified its Chief Executive Officer as the chief operating decision maker (“CODM”) who uses consolidated financial information to make operating decisions, assess financial performance, and allocate resources. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. Net loss is used to monitor budget versus actual results.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $90,257 and $2,668 for the six months ending January 31, 2025 and 2024, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes of the financial statements at interim and annual reporting period. ASU 2024-03 is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of adopting this ASU.

NOTE 2 - INTANGIBLES, NET

Intangibles, net consisted of the following at January 31, 2025 and July 31, 2024:

	As of January 31, 2025
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(383,436)	$-	$244,004
Patents	55,137	(7,749)	(8,825)	38,563
Website	8,785	(8,785)	-	-
Total intangibles	$691,362	$(399,970)	$(8,825)	$282,567

	As of July 31, 2024
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(209,147)	$-	$418,293
Patents	165,411	(19,112)	(57,849)	88,450
Website	8,785	(8,785)	-	-
Total intangibles	$801,636	$(237,044)	$(57,849)	$506,743

Amortization expense for the six months ended January 31, 2025 and 2024 was $177,951 and $111,394 respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of January 31, 2025, the weighted average remaining useful life of intangibles being amortized was approximately 3 years and the software amortization was reduced to 2 years to align with the rapidly developing AI technology market. We now expect the remaining aggregate amortization expenses for each of the five succeeding years to be as follows:

2025	$245,383
2026	1,378
2027	1,378
2028	1,378
2029	1,378
Thereafter	31,672
Total expected amortization expense	$282,567

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2025 and July 31, 2024:

	January 31, 2025	July 31, 2024
Accounts payable	$43,695	$51,151
Accrued expenses	-	55,800
Accrued interest expense	83,196	75,833
Accounts payable and accrued expenses	126,891	182,784

Accounts payable, related party	27,876	30,925
Accrued expenses, related party	114,231	151,386
Accrued interest expense, related party	3,176	5,583
Accounts payable and accrued expenses, related party	145,283	187,894

Total accounts payable and accrued expenses	$272,174	$370,678

NOTE 4 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at January 31, 2025 and July 31, 2024:

	January 31, 2025	July 31, 2024
Accrued officers’ payroll	$12,918	$-
Payroll taxes payable	16,637	16,637
Total payroll related liabilities	$29,555	$16,637

NOTE 5 - NOTE PAYABLE, RELATED PARTY

On June 12, 2023, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note 1”), in the principal amount of $372,069. The Platinum Note was unsecured and beared interest at 10% per annum. The principal amount of the note plus accrued interest of $18,604 was due in a single lump sum payment on December 12, 2023. We incurred no issuance cost on the transaction and the proceeds were used to retire debt.

On December 12, 2023 we issued a new promissory note to Platinum Equity Advisors, LLC in the principal amount of $390,673 (the “Platinum Note 2”) as full payment of the Platinum Note 1 principal and accrued interest due on such date. The Platinum Note 2 was unsecured and beared interest at 10% per annum. The principal amount of the note plus accrued interest of $19,534 was due in a single lump sum payment on June 12, 2024. We incurred no issuance cost on the transaction.

On June 12, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC, a related party (the “Platinum Note 3”), in the principal amount of $410,207. The Platinum Note 3 was unsecured and beared interest at 10% per annum. The principal amount of the note plus accrued interest of $20,510 was due in a single lump sum payment on December 12, 2024. We incurred no issuance cost on the transaction.

On December 31, 2024, we issued a new promissory note to Platinum Equity Advisors, LLC in the principal amount of $373,957 (the “Platinum Note 4”) as full payment of the Platinum Note 3 principal and accrued interest due. The Platinum Note 4 is unsecured and bears interest at 10% per annum. The principal amount of the note plus accrued interest of $37,396 is due in a single lump sum payment on December 31, 2025. We incurred $55,945 of issuance cost on the transaction. As of January 31, 2025 our unamortized deferred financing costs for the Platinum Note 4 were $51,283.

Platinum Equity Advisors, LLC is a related party and is our largest shareholder and is owed 100% by the spouse of our CEO and Charman of our Board of Directors.

At January 31, 2025, the principal balance of the Platinum Note 4 was $373,957 and accrued but unpaid interest was $3,176. The accrued interest is included in Accounts payable and accrued expenses, related party on our interim consolidated balance sheets. The amounts and terms of the related party transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 6 - NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of January 31,2025 and July 31, 2024:

	January 31, 2025	July 31, 2024
5% Convertible promissory notes	$175,000	$175,000
Note payable to Acorn Management Partners, LLC	50,000	50,000
Notes payable	$225,000	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At January 31, 2025 and July 31, 2024, accrued but unpaid interest on the 5% Notes was $69,777 and $63,914, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

At January 31, 2025, 5% Notes with a face amount of $175,000 and related accrued interest expense of $69,777 are currently in default and are not convertible under the conversion terms. Management is currently negotiating amendments to the notes in default to extend the maturity dates of such notes and to encourage note conversions by the end of the fiscal year.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020 and immediately cancelled. At January 31, 2025 and July 31, 2024, accrued but unpaid interest on the Acorn Note was $13,419 and $11,919, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets. At January 31, 2025, the note and related accrued interest expense is in default. Management is currently negotiating an amendment to the note to extend the maturity date.

NOTE 7 - COMMON STOCK

At January 31, 2025 and July 31, 2024, we had 150,060,450 and 79,853,696 shares of common stock outstanding, respectively. We issued 70,206,754 unregistered shares of our common stock, of which 61,365,514 shares were issued for cash, 500,000 shares for a loan modification fee, 281,240 shares were issued for the payment of accrued expenses, 60,000 shares were issued for services and 8,000,000 were issued for compensation during the six months ended January 31, 2025.The Company received stock subscription agreements for 3,587,300 shares at $0.126 per share, however, the Company had not received a cash payment of $452,000 with the agreements at January 31, 2025. During the fiscal year ended July 31, 2024, we issued 11,837,529 unregistered shares of our common stock, of which 5,500,000 shares were issued for cash, 3,385,154 shares were issued for the payment of accrued expenses, 1,282,031 were issued for compensation, 1,100,000 shares were issued for services, and 570,344 shares were issued for a loan modification fee.

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

On October 21, 2024, we completed multiple private placements of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placements.

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

On November 1, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On November 5, 2024, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On November 6, 2024, we completed a private placement of 200,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $20,000. We incurred no cost related to the private placement.

On November 11, 2024, we completed a private placement of 2,000,000 unregistered shares of our common stock at a price of $0.10 per share resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private placement.

On November 13, 2024, we issued 500,000 shares of common stock to a previous lender pursuant to a make whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

On November 19, 2024, we issued 60,000 unregistered shares of our common stock for settlement of accounts payables. The shares were issued at an agreed upon value of $0.14 per share.

On December 1, 2024,, we issued 250,000 shares of common stock to a consultant pursuant to the terms of their consulting agreement.. The shares were issued to the consultants at an estimated value of $0.09 per share.

On December 1, 2024, we issued 2,000,000 unregistered shares of our common stock to the Chief Financial Officer. The shares were issued to the officer at an estimated grant date fair value of $0.09 per share.

On December 5, 2024,, we issued 2,000,000 shares of common stock to a consultant pursuant to the terms of their consulting agreement.. The shares were issued to the consultants at an estimated value of $0.119 per share.

On December 20, 2024, we issued 500,000 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board at their resignation. The shares were issued as part of a settlement agreement at an estimated grant date fair value of $0.077 per share.

On January 1, 2025, we issued 250,000 shares of common stock to consultants pursuant to the terms of their consulting agreement The shares were issued to the consultants at an estimated value of $0.105 per share.

On January 2, 2025, we issued 100,000 shares of common stock to consultants pursuant to the terms of their consulting agreement. The shares were issued to the consultants at an estimated value of $0107 per share.

On January 6, 2025, we completed a private placement of 909,091 unregistered shares of our common stock at a price of $0.11 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On January 15, 2025, we completed a private placement of 793,650 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On January 20, 2025, we issued 150,000 shares of common stock to consultants pursuant to the terms of their consulting agreement. The shares were issued to the consultants at an estimated value of $0135 per share.

On January 24, 2025, we completed a private placement of 793,650 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private placement.

On January 26, 2025, we completed multiple private placements of 4,799,566 unregistered shares of our common stock at a price of $0.123 per share resulting in net proceeds to the Company of $590,200. We incurred no cost related to the private placements.

On January 27, 2025, we completed multiple private placements of 2,587,300 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $326,000. We incurred no cost related to the private placements.

On January 28, 2025, we completed multiple private placements of 6,793,650 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $856,000. We incurred no cost related to the private placements.

On January 29, 2025, we completed multiple private placements of 9,813,056 unregistered shares of our common stock at a price of $0.125 per share resulting in net proceeds to the Company of $1,221,900. We incurred no cost related to the private placements.

On January 30, 2025, we completed multiple private placements of 4,380,951 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $552,000. We incurred no cost related to the private placements.

On January 31, 2025, we completed multiple private placements of 3,974,600 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $500,800. We incurred no cost related to the private placements.

NOTE 8 - STOCK-BASED COMPENSATION

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

Summary of Stock Options and Warrants

During the six months ended January 31, 2025, we recorded no compensation expense related to stock options and warrants. During the six months ended January 31, 2024, we recorded $6,706 of compensation expense related to stock options and warrants. We granted no stock options or warrants during the six months ending January 31, 2025 or 2024.

The following table summarizes our options and warrant activity for the Six months ending January 31, 2025 and fiscal year ended July 31, 2024:

	January 31, 2025		July 31, 2024
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	6,350,000	$0.21	6,350,000	$0.24
Granted	-	-	1,250,000	0.07
Expired / Cancelled	(600,000)	0.15	1,250,000	0.23
Balance at end of period	5,750,000	$0.22	6,350,000	$0.21
Options and warrants exercisable	5,750,000	$0.22	6,350,000	$0.21

Summary of Restricted Stock Grants

During the six months ended January 31, 2025 and 2024, we recorded compensation expense related to restricted stock grants of $208,551 and $19,129, respectively. The grant date fair value of restricted stock awards during the six months ended January 31, 2025 and 2024 was $857,553 and $7,305, respectively. Additionally, the Company estimated a 25% discount to market to reflect the legal restrictions preventing the securities from being sold on the OTC market until they are registered or deemed exempt from registration

The following table summarizes our restricted stock activity for the Six months ending January 31, 2025 and fiscal year ended July 31, 2024:

	January 31, 2025	July 31, 2024
Balance at beginning of period	4,000,000	2,282,031
Granted	9,450,000	3,100,000
Expired / Cancelled	(1,200,000)	-
Released	(2,250,000)	(1,382,031)
Balance at end of period	10,000,000	4,000,000

NOTE 9 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of January 31, 2025 and July 31, 2024, related parties were owed $27,876 and $30,925, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 6 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At January 31, 2025 and July 31, 2024, we owed Platinum Equity $83,317 and $151,386, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 5 - Accounts Payable and Accrued Expenses, Related Party).

On December 31, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $373,957 which includes $51,283 of unamortized deferred financing costs (See Note 7 – Notes Payable, Related Party). The note, plus accrued interest, was due on December 31, 2024. At January 31, 2025 and July 31, 2024, accrued but unpaid interest on the note was $3,176 and $5,583, respectively, (See Note 6 – Accounts Payable and Accrued Expenses, Related Party). We paid $60,156 in interest to Platinum Equity Advisors, LLC during the six months ended January 31, 2025. We paid no interest during the six months ended January 31, 2024. The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the six months ended January 31, 2025, the Company recognized $25,577 in office rent expense included in “Selling, general and administrative” on our interim consolidated statements of operations related to a month-to-month sublease agreement with Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control for use of certain office space.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Employment and Consulting Agreements

On January 31, 2024, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. Effective as of August 1, 2023, the Company shall pay Platinum an annual base fee of $102,000. The initial base fee is intended to compensate Platinum for a time commitment of up to 1/3 of the CEO’s time, attention, skill and best efforts to the Company. At the discretion of the Board of Directors, the base fee may be increased to a maximum annual amount of $306,000 to better reflect the value of any future increases in the CEO’s time commitment to the Company. Effective August 1, 2024, the board set the base fee at $240,000 annually. If the Contract CEO Agreement is terminated by us without cause or by Platinum for good reason, we are obligated to pay Platinum severance equal to three (3) months base fee and any other earned but unpaid compensation. In addition, if at any time during the term of the Contract CEO Agreement Platinum is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay Platinum an amount equal to 2.99 times the annual base fee. “Change in Control” is defined in the Contract CEO Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. Platinum is eligible for equity awards and other benefits as approved by the Board of Directors. On January 29, 2025, the agreement was updated, and the executive became entitled to a 5% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer.

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

On January 1, 2025, we entered into a Non-Employee President & Chief Strategy Officer Engagement Agreement with All Things New Ventures, LLC to engage Dustin M. Hillis to provide the services of President & Chief Strategy Officer to the Company for a term of three (3) years. The Company shall pay Mr. Hillis an annual base fee of $100,000, to be paid in equal monthly payments. In addition to the base fee, Mr. Hillis will be paid a commission on certain new and recurring business sales. In the event Mr. Hillis’ employment with the Company is terminated without cause, Mr. Hillis shall be entitled to a severance payment equal to his currently in effect base salary plus overrides for one (1) full year. If Mr. Hillis is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Hillis shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary plus overrides he is then earning. In addition, Mr. Hillis is eligible for equity awards and other benefits as approved by the Board of Directors. Mr. Hillis became entitled to a 5% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer.

Effective as of October 1, 2024, Timothy R. Brady was appointed by the Board of Directors (the “Board”) of Healthcare Integrated Technologies Inc. (the “Company”) to the position of Chief Financial Officer. Mr. Brady initially served as our Chief Financial Officer on a fractional basis and commenced service as Chief Financial Officer on a full-time basis as of December 1, 2024. In connection with the commencement of his full-time service to the Company in December, the Company entered into a Non-Employee Chief Financial Officer Engagement Agreement dated December 1, 2024. Pursuant to the agreement, Mr. Brady is entitled to an initial monthly base salary of $10,000 and received 2,000,000 shares of the Company’s common stock. The Board or its compensation committee may grant Mr. Brady other long-term incentive awards in the form of equity awards, cash incentives or otherwise, from time to time and in the discretion of the Board or its committee. Mr. Brady is also entitled to a 2% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. The Company has agreed to pay Mr. Brady an annual bonus subject to achievement by the Company of Board-established corporate goals and to recognized other achievements by the Company or Mr. Brady during the year. Mr. Brady is entitled to participate in any employee benefit plans, programs and arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company (including, without limitation, group medical insurance plans, life insurance plans, and 401(k) plans), subject to and on a consistent basis with the terms, conditions and overall administration of such plans, programs and arrangements.

NOTE 11 - SUBSEQUENT EVENTS

●

On March 6, 2025, we received our first order and deposit from Brentwood Academy in Nashville, Tennessee, for our SafeSchool™ product and service with an expected install date of August 2025.

On March 11, 2025, we appointed Ken Greenwood, as our Chief Product Architect. Mr. Greenwood was previously our Chief Technology Officer (CTO). Mr. Greenwood’s responsibilities as Chief Product Architect will be to act as our strategic leader, responsible for defining and driving the overarching vision, strategy, architecture and technical direction of the Company’s products from ideation to delivery, aligning product innovation with business objectives, market trends, and customer needs, ensuring the delivery of scalable, robust, and forward-thinking solutions. Mr. Greenwood’s change in title and responsibilities was due to the growth of the Company and the resulting need to realign Mr. Greenwood’s role.

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

Overview

Healthcare Integrated Technologies, Inc. is focused on ambient AI technology solutions, dedicated to enhancing safety and security across various sectors, including healthcare, education, transportation, manufacturing, incarceration, and commercial industries. The company’s mission is to help save lives worldwide by developing advanced AI technologies designed to enhance situational awareness and mitigate risks in critical environments. We are currently marketing five products and solutions, including our initial product, SafeSpace® Fall Monitoring, which utilizes advanced AI monitoring tools to enhance resident safety in senior living, reduce the risk of injuries, and improve overall care efficiency. Additionally, we have expanded our services and offerings beyond senior living facilities, into schools and transportation where we’ve recently launched five more innovative solutions:

●	SafeFace™ Access Control - An advanced solution that leverages facial recognition to automatically and instantly unlock doors for registered staff and visitors, integrating seamlessly with your existing maglock system for a completely keyless and no badge entry.
●	SafeFace™ Time Compliance - Independently verifies the accuracy of your employee time records, reducing overbilling and payroll costs while improving productivity and ensuring PPD compliance. Using facial recognition technology and video cameras at the entrance, each employee’s clock-in and out times are automatically captured for integration with your payroll and invoicing workflows.
●	SafeGuard™ Wander Protection - Strategically-placed facial recognition cameras that trigger alerts when an at-risk resident is seen outside your secured unit, reducing immediate jeopardy situations and litigation.
●	SafeTrace™ Rapid Investigations – An innovative investigation solution—simply select a face to instantly retrieve video clips of that individual across your facilities, anytime. Local data storage ensures security and cost efficiency, saving countless hours in investigations.
●	SafeSchool™ - Solving one of the biggest problems in the USA. SafeSchool multimodel ambient AI solution helps protect your children while at school and provide guardian’s peace of mind. The SafeSchool product offers proactive protection that cameras on their own cannot provide. Our software proactively alerts when weapons are detected or persons of concern (i.e. predators or non-custodial parents) are sited, offering immediate situational awareness to deter a tragedy.

Strategy

HITC emphasizes world-class executive experience, operational leaders and business development team members who know how to achieve significant results in an expedited fashion. This team has a systematic growth focus maximizing our patented ambient AI innovative technology to help save lives. We have added new technology team members who are IT executives, architects and engineers, who are leveraging AI to maximize global market penetration. The primary objective is to capture substantial market share in existing and emerging verticals, including senior living, schools, transportation, with plans to expand into commercial buildings and prisons, and beyond. A key new strength lies in HITC’s dedicated professional salesforce, passionate about saving lives and harnessing the power of ambient AI technology to help save lives.

Financial and Operating Results

As of the date of this filing, the Company has approximately $9,000,000 in cash and cash equivalents from recent private placements. Management believes this adequately supports the Company’s five-year strategic plan enabling strategic initiatives, such as acquisitions, investments in advanced AI technology, and the expansion of its technology development team. HITC remains committed to driving innovation in healthcare technology, with a focus on solutions that enhance safety, efficiency, and patient outcomes across various care settings.

Highlighted achievements for the six months ending January 31, 2025 include:

●	On August 23, 2024, we appointed Micheal “Coach” Burt to our Board of Directors.

●	On October 1, 2024, we appointed Timothy R. Brady as Fractional Chief Financial Officer and on December 1, 2024, appointed him to full-time Chief Financial Officer.

●	On November 5, 2024, we announced the appointment of Caleb Dixon as Chief Customer Officer to focus on enhancing customer engagement and satisfaction.

●	On December 9, 2024, we announced the appointment of Theo Davies as Vice President of Sales Enablement & International Expansion

●	On December 18, 2024, we announced the engagement of Katie Piperata as a Senior Living Consultant for the Company’s Healthcare division.

●	On December 30, 2024, we announced the promotion of Dustin Hillis to President and Chief Strategy Officer.

●	On January 7, 2025, we announced that Justin Freishtat joined in a capital advisory role with Investor Relations.

●	We received $6,998,900 in net proceeds from the sale of our common stock at an average price of $0.114 per share during the six months ending January 31, 2025.

Results of Operations

Three Months Ending January 31, 2025 Compared to the Three Months Ending January 31, 2024

Revenues

Our business did not produce revenue during the three-month period ending January 31, 2025. We recognized $21,769 of revenue for professional fees from our contract for the three-month period ending January 31, 2024.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ending January 31, 2025 and 2024:

	For the Three Months Ending January 31,
	2025	2024	$ Variance	%Variance

Officers’ salaries	$140,687	$86,860	$53,827	62%
Contract labor	30,942	-	30,942	-
Professional fees	48,291	11,891	36,400	306%
Software development	38,885	4,381	34,504	788%
Travel and entertainment	60,388	212	60,176	28,385%
Advertising and marketing	72,572	-	72,572	-
Rent expense	15,458	-	15,458	-
Office expense	46,002	793	45,209	5,701%
Other	17,002	-	17,002	-
Total selling, general & administrative	470,227	104,137	366,090	352%
Stock-based compensation	624,365	3,893	620,472	15,938%
Amortization	123,597	55,697	67,900	122%
Impairment of intangibles	30,547	-	30,547	-
Total Operating Expenses	$1,248,736	$163,727	$1,085,009	663%

Officers’ Salaries - Officers’ salaries increased $53,827, or 62%, over the prior period primarily due to the addition of the President & Chief Strategy Officer and increased pay for the Chief Financial Officer and Chief Executive Officer compared to the previous period, the Company’s officers accepted voluntary pay reductions in the prior comparable period.

Contract labor – Contract labor increased $30,942 over the prior period and is attributable to the addition of new finance and accounting personnel.

Professional Fees - Professional fees increased $36,400, or 306% over the same period in the prior year primarily due to increased accounting and legal fees and the addition of a grant writing consultant.

Software Development – Software development expenses increased $34,504, or 788% over the same period in the prior year due to an increase in the use of independent contractors for specific development projects.

Travel and entertainment – Travel and entertainment expense increased $60,176 over the same period in the prior year. The increase is primarily due to increased business travel by the senior management team.

Advertising and Marketing - Advertising and marketing costs increased $72,572 over the same period in the prior year due to no advertising and marketing expenses during the three months ending January 31, 2025.

Office expense - Office expense increased $45,209 primarily due to increases in office activities over the same period in the prior year.

Rent expense – Rent expense increased $15,458 over the same period in the prior year due to no rent expense in the prior year.

Other - Other expenses increased $17,002 over the same period in the prior year due to no advertising and marketing expenses during the three months ending January 31, 2024.

Stock-based Compensation - Stock-based compensation expense increased $620,472 from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expense increased $67,900, or 122% over the same period in the prior year due to a reduction in the estimated useful life from three years to two years of software development costs.

Impairment of intangibles – Impairment of intangibles increased $30,547 over the same period in the prior year. The impairment expense relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ending January 31, 2025 and 2024:

	For the Three Months Ending January 31,
	2025	2024	$ Variance	%Variance

Interest expense	$17,700	$13,205	$4,495	34%
Total	$17,700	$13,205	$4,495	34%

Interest Expense - Interest expense increased $4,495, or 34%, over the same period in the prior year due to an increase in the average outstanding debt balance during the same period in the prior year.

Six Months Ending January 31, 2025 Compared to the Six Months Ending January 31, 2024

Revenues

Our business did not produce revenue during the six-month period ending January 31, 2025. We recognized $21,769 of revenue for professional fees from our contract for the six-month period ending January 31, 2024.

Operating Expenses

The table below presents a comparison of our operating expenses for the six months ending January 31, 2025 and 2024:

	For the Six Months Ending January 31,
	2025	2024	$ Variance	%Variance

Officers’ salaries	$277,918	$173,721	$104,197	60%
Contract labor	66,953	-	66,953	-
Professional fees	120,713	54,500	66,213	121%
Software development	72,591	8,281	64,310	777%
Travel and entertainment	85,143	1,052	84,091	7,993%
Advertising and marketing	90,257	2,668	87,589	3,283%
Rent expense	25,577	-	25,577	-
Office expense	57,620	1,912	55,708	2,914%
Other	17,242	20	17,222	86,110%
Total selling, general & administrative	814,014	242,154	571,860	236%
Stock-based compensation	880,747	25,835	854,912	3,309%
Amortization	177,951	111,394	66,557	60%
Impairment of intangibles	46,225	-	46,225	-
Total Operating Expenses	$1,918,937	$379,383	$1,539,554	406%

Officers’ Salaries - Officers’ salaries increased $104,197, or 60%, over the prior period primarily due to the addition of the President & Chief Strategy Officer and increased pay for the Chief Financial Officer and Chief Executive Officer compared to the previous period, the Company’s officers accepted voluntary pay reductions in the prior comparable period.

Contract labor – Contract labor increased $66,953 over the prior period and is attributable to the addition of new finance and accounting personnel.

Professional Fees - Professional fees increased $66,213, or 121%. over the same period in the prior year primarily due to increased accounting and legal fees and the addition of a grant writing consultant.

Software Development – Software development expenses increased $64,310, or 777% over the same period in the prior year due to an increase in the use of independent contractors for specific development projects.

Travel and entertainment – Travel and entertainment expense increased $84,091 over the same period in the prior year. The increase is primarily due to increased business travel by the senior management team.

Advertising and Marketing - Advertising and marketing costs increased $87,589 over the same period in the prior year due to minimal expenses during the six months ending January 31, 2025.

Rent expense – Rent expense increased $25,577 over the same period in the prior year due to no rent expense in the prior year.

Office expense - Office expense increased $55,708 primarily due to increases in office activities over the same period in the prior year.

Other - Other expenses increased $17,222 over the same period in the prior year due to minimal activity during the prior year.

Stock-based Compensation - Stock-based compensation expense increased $854,912 from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expense increased $66,557, or 60% over the same period in the prior year due to a reduction in the estimated useful life from three years to two years of software development costs.

Impairment of intangibles – Impairment of intangibles increased $46,225 over the same period in the prior year. The impairment expense relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the six months ended January 31, 2025 and 2024:

	For the Six Months Ended January 31,
	2025	2024	$ Variance	%Variance

Interest expense	$31,637	$26,049	$5,588	21%
Total	$31,637	$26,049	$5,588	21%

Interest Expense - Interest expense increased $5,588, or 21%, over the same period in the prior year due to a decrease in the average outstanding debt balance during this same period in the prior period.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended January 31, 2025 and fiscal year ended July 31, 2024:

	January 31, 2025	July 31, 2024
Current assets	$6,995,238	$222,584
Current liabilities	(849,403)	(1,022,522)
Working capital deficiency	$6,145,835	$(799,938)

Current assets for the interim period ending January 31, 2025 increased $6,772,654 as compared to the fiscal year ended July 31, 2024. The increase is primarily due to the receipt of $6,998,900 in net proceeds from the sale of our common stock at an average price of $0.114 per share during the six months ending January 31, 2025.

Current liabilities for the interim period ending January 31, 2025 decreased $173,119 as compared to the fiscal year ended July 31, 2024. The decrease is primarily due to decreases in accounts payable and accrued expenses and a reduction in the Notes payable, related party.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $873,002 for the six months ended January 31, 2025 as compared to net cash provided by operating activities of $187,571 for the six months ended January 31, 2024. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, including related party items.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6,903,656 for the six months ending January 31, 2025, which represents a $6,775,859 increase over the same period in the prior year. The increase is primarily due to the receipt of $6,998,900 in net proceeds from the sale of our common stock at an average price of $0.114 per share during the six months ending January 31, 2025.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our July 31, 2024 Annual Report.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2025.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At January 31, 2025, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2025, we issued 909,090 shares of our unregistered common stock at a price of $0.11 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 15, 2025, we issued 793,650 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 24, 2025, we issued 793,650 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $226,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 26, 2025, we completed multiple private placements of 4,799,566 unregistered shares of our common stock at a price of $0.123 per share resulting in net proceeds to the Company of $590,200. We incurred no cost related to the private placements. On January 24, 2025, we issued 793,650 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $226,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 27, 2025, we issued 2,587,300 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $326,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 24, 2025, we issued 6,793,650 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $856,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 29, 2025, we issued 9,813,056 shares of our unregistered common stock at a price of $0.125 per share to an accredited investor resulting in net proceeds to the Company of $1,221,900. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 30, 2025, we issued 4,380,951 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $500,800. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On January 31, 2025, we issued 3,974,600 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $590,200. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 3, 2025, we issued 1,909,090 shares of our unregistered common stock at a price of $0.118 per share to an accredited investor resulting in net proceeds to the Company of $226,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 4, 2025, we issued 793,650 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 5, 2025, we issued 3,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $378,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 6, 2025, we issued 5,295,090 shares of our unregistered common stock at a price of $0.12 per share to an accredited investor resulting in net proceeds to the Company of $636,800. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 7, 2025, we issued 2,586,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $326,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 8, 2025, we issued 909,091 shares of our unregistered common stock at a price of $0.11 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act

On February 10, 2025, we issued 1,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 14, 2025, we issued 3,156,635 shares of our unregistered common stock at a price of $0.114 per share to an accredited investor resulting in net proceeds to the Company of $360,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 18, 2025, we issued 2,000,000 shares of our unregistered common stock at a price of $0.11 per share to an accredited investor resulting in net proceeds to the Company of $200,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 19, 2025, we issued 500,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $63,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 20, 2025, we issued 793,651 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 21, 2025, we issued 793,650 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 26, 2025, we issued 1,590,909 shares of our unregistered common stock at a price of $0.11 per share to an accredited investor resulting in net proceeds to the Company of $175,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On February 27, 2025, we issued 1,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On March 4, 2025, we issued 1,136,364 shares of our unregistered common stock at a price of $0.11 per share to an accredited investor resulting in net proceeds to the Company of $125,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

On various dates during the month of March 2018 we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in face amount. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually, and initially matured one-year from the date of issuance. As of March 17, 2024, 5% Notes with face amounts totaling $575,000 have been converted into common stock of the Company. 5% Notes with face amounts totaling $175,000 have matured and are currently in default for non-payment of principal and related accrued interest of $71,145 as of the filing date of this interim report.

On August 11, 2020 we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “AMP Note”). The AMP Note was subsequently amended to extend the maturity date to March 31, 2024. In the event of default, we are required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The AMP Note is currently in default for non-payment of the principal amount of $50,000 and related accrued interest of $13,512 as of the filing date of this report.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Non-Employee Chief Executive Officer Engagement Agreement by and between the Company and Platinum Equity Advisors, LLC dated January 31, 2024 *

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed Herewithin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Healthcare Integrated Technologies, Inc.

Date: March 14, 2025
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

Healthcare Integrated Technologies, Inc.

Date: March 14, 2025
	By:	/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer
(Principal Financial Officer)

