Form 10-Q
period 2025-04-30
SafeSpace Global Corp
filed 2025-06-13
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36564

SafeSpace Global Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	85-1173741
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 S. Weisgarber Road

Knoxville, TN 37919

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (865) 237-4448

Healthcare Integrated Technologies, Inc.

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 11, 2025, there were 184,435,741 shares of common stock of the Registrant outstanding.

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” “Healthcare Integrated Technologies,” “Company,” or “our Company” refers to SafeSpace Global Corporation and, if applicable, our subsidiaries.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2025	July 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,131,344	$175,562
Accounts receivable, net	-	14,000
Prepaid expenses	71,909	33,022
Total current assets	8,203,253	222,584

OTHER ASSETS:
Intangibles, net	159,876	506,743
Total assets	$8,363,129	$729,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$171,933	$182,784
Accounts payable and accrued expenses, related party	47,845	187,894
Payroll related liabilities	36,014	16,637
Note payable, net related party	-	410,207
Notes payable	-	225,000
Total current and total liabilities	255,792	1,022,522

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock par value $0.001; 200,000,000 shares authorized; 180,335,741 and 79,853,696 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	180,336	79,854
Additional paid-in capital	27,502,870	15,941,603
Accumulated deficit	(19,575,869)	(16,314,652)
Total stockholders’ equity (deficit)	8,107,337	(293,195)
Total liabilities and stockholders’ equity	$8,363,129	$729,327

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024

REVENUE, NET	$-	$60,283	$-	$82,052

OPERATING EXPENSES:
Selling, general and administrative	939,226	128,082	1,753,240	370,236
Stock-based compensation	363,555	78,361	1,244,302	104,196
Amortization of intangibles	122,002	55,697	299,953	167,091
Impairment of intangibles	-	-	46,225	-
Total operating expenses	1,424,783	262,140	3,343,720	641,523

OPERATING LOSS	(1,424,783)	(201,857)	(3,343,720)	(559,471)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	113,645	-	113,645	-
Interest expense	(6,872)	(13,361)	(38,509)	(39,410)
Interest income	7,367	-	7,367	-
Total other income (expense)	114,140	(13,361)	82,503	(39,410)

NET LOSS	$(1,310,643)	$(215,218)	$(3,261,217)	$(598,881)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	165,259,474	71,481,879	121,402,192	69,320,088

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2025
			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$-	$(16,314,652)	$(293,195)

Net loss					(684,138)	(684,138)
Shares issued for cash	22,320,000	22,320	2,209,680	-	-	2,232,000
Receipt of cash deposits on stock subscription agreements	-	-	-	220,000	-	220,000
Stock-based compensation	2,750,000	2,750	253,631	-	-	256,381
Shares issued for settlement of accrued expenses	281,240	281	27,843	-	-	28,124
Activity for the Three months ended October 31, 2024	25,351,240	25,351	2,491,154	220,000	(684,138)	2,052,367

Net loss					(1,266,436)	(1,266,436)
Shares issued for cash	39,045,514	39,046	4,727,854	(220,000)	-	4,546,900
Shares issued for services	60,000	60	8,340	-	-	8,400
Receipt of cash deposits on subscriptions	-	-	-	756,000	-	756,000
Shares issued for settlement	500,000	500	(500)	-	-	-
Stock-based compensation	5,250,000	5,250	619,116	-	-	624,366
Activity for the Three months ended January 31, 2025	44,855,514	44,856	5,354,811	536,000	(1,266,436)	4,669,230

Net loss					(1,310,643)	(1,310,643)
Shares issued for cash	27,261,034	27,261	3,234,540	(756,000)	-	2,505,801
Shares issued for services	1,790,794	1,791	81,309	-	-	83,100
Issuance of shares for the conversion of debt and related accrued interest	493,463	493	93,997	-	-	94,490
Stock-based compensation	730,000	730	305,457	-	-	306,187
Activity for the Three months ended April 30, 2025	30,275,291	30,275	3,715,303	(756,000)	(1,310,643)	1,678,935

Balances at April 30, 2025	180,335,741	$180,336	$27,502,870	-	$(19,575,869)	$8,107,337

	Nine Months Ended April 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2023	68,016,167	$68,016	$14,878,282	$(15,612,166)	$(665,868)

Net loss				(228,500)	(228,500)
Issuance of shares for services	1,000,000	1,000	(1,000)		-
Stock-based compensation	211,523	212	21,730		21,942
Activity for the Three months ended October 31, 2023	1,211,523	1,212	20,730	(228,500)	(206,558)

Net loss				(155,163)	(155,163)
Issuance of shares for cash	1,000,000	1,000	99,000		100,000
Issuance of shares for services	100,000	100	(100)		-
Issuance of shares for loan modification	326,813	327	(327)		-
Stock-based compensation	70,508	70	3,823		3,893
Activity for the Three months ended January 31, 2024	1,497,321	1,497	102,396	(155,163)	(51,270)

Net loss				(215,218)	(215,218)
Issuance of shares for cash	2,250,000	2,250	222,750		225,000
Issuance of shares for loan modification	243,531	244	(244)		-
Stock-based compensation	-	-	78,362		78,362
Activity for the Three months ended April 30, 2024	2,493,531	2,494	300,868	(215,218)	88,144
Balances at April 30, 2024	73,218,542	$73,219	$15,302,276	$(16,211,047)	$(835,552)

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,261,217)	$(598,881)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization expense	299,953	167,091
Stock-based compensation	1,244,302	104,196
Shares issued for services	91,500	-
Impairment of intangibles	46,225	-
Gain on extinguishment of debt	(113,645)	-
Changes in operating assets and liabilities:
Accounts receivable, net	14,000	(14,000)
Prepaid expenses and other current assets	(38,887)	1,070
Accounts payable and accrued expenses	82,356	28,471
Accounts payable and accrued expenses, related party	(137,969)	(70,381)
Payroll related liabilities	19,377	184,082
NET CASH USED BY OPERATING ACTIVITIES	(1,754,005)	(198,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,172,074	325,000
Principle payments on note payable	(50,000)	-
Principle (payments) proceeds from related party notes	(410,207)	72,030
Payments of amounts owed to related parties	(2,080)	(199,059)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,709,787	197,971

Net change in cash and cash equivalents	7,955,782	(381)

Cash and cash equivalents, beginning of period	175,562	411

Cash and cash equivalents, end of period	$8,131,344	$30

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, related party	$65,074	$-

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for payment of accrued expenses	$28,124	$-
Shares issued for extinguishment of convertible debt	$175,000	$-

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SafeSpace Global Corporation and its wholly owned subsidiaries Grasshopper Staffing, Inc. and Indeliving Holdings, Inc. (collectively the “Company,” “we,” “our” or “us”) is an ambient, multimodal AI technology solutions company with a dedicated team focused on driving safety innovation across multiple industries. We are currently marketing products and solutions that utilize advanced AI monitoring tools to enhance resident safety, reduce the risk of injuries, and improve overall care efficiency.

Basis of Presentation

The accompanying interim consolidated financial statements include those of SafeSpace Global Corporation and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of April 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ending April 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024 filed with the SEC on October 29, 2024.

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 2-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. We recognized a $46,225 intangible asset impairment charge during the nine months ending April 30, 2025. There were not any intangible asset impairment charges recorded during the nine months ending April 30, 2024.

Intangibles, net was $159,876 and $506,743 as of April 30, 2025 and July 31, 2024, respectively. See Note 2 - Intangibles, Net.

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

We had no derivative assets or liabilities as of April 30, 2025 and July 31, 2024.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $164,040 and $5,864 for the nine months ending April 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company expects to recognize all outstanding contract liabilities over the next 12 months. The Company has recorded $3,146 and $0 as of April 30, 2025, and July 31, 2024, respectively in accrued expenses related to contract liabilities.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation costs for stock option plans, if any, in accordance with ASC 718.

Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expense is included in the cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the interim consolidated statements of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid-in capital.

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 9 - Stock-Based Compensation.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (1) taxes payable or refundable for the current year and (2) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all the deferred tax assets will not be realized.

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

NOTE 2 - INTANGIBLES, NET

Intangibles, net consisted of the following at April 30, 2025 and July 31, 2024:

	As of April 30, 2025
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(504,749)	$-	$122,691
Patents	55,137	(9,127)	(8,825)	37,185
Website	8,785	(8,785)	-	-
Total intangibles	$691,362	$(522,661)	$(8,825)	$159,876

	As of July 31, 2024
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(209,147)	$-	$418,293
Patents	165,411	(19,112)	(57,849)	88,450
Website	8,785	(8,785)	-	-
Total intangibles	$801,636	$(237,044)	$(57,849)	$506,743

Amortization expense for the nine months ended April 30, 2025 and 2024 was $299,953 and $167,091 respectively.

Intangibles are amortized over their estimated useful lives of two (2) to twenty (20) years. As of April 30, 2025, the weighted average remaining useful life of intangibles being amortized was approximately 4 years and the software amortization was reduced to 2 years to align with the rapidly developing AI technology market. We now expect the remaining aggregate amortization expenses for each of the five succeeding years to be as follows:

2025	$122,691
2026	1,378
2027	1,378
2028	1,378
2029	1,378
Thereafter	31,673
Total expected amortization expense	$159,876

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at April 30, 2025 and July 31, 2024:

	April 30, 2025	July 31, 2024
Accounts payable	$29,016	$51,151
Accrued expenses	142,917	55,800
Accrued interest expense	-	75,833
Accounts payable and accrued expenses	171,933	182,784

Accounts payable, related party	28,845	30,925
Accrued expenses, related party	19,000	151,386
Accrued interest expense, related party	-	5,583
Accounts payable and accrued expenses, related party	47,845	187,894

Total accounts payable and accrued expenses	$219,778	$370,678

NOTE 4 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at April 30, 2025 and July 31, 2024:

	April 30, 2025	July 31, 2024
Accrued officers’ payroll	$19,377	$-
Payroll taxes payable	16,637	16,637
Total payroll related liabilities	$36,014	$16,637

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

On December 12, 2023, we issued a new promissory note to Platinum Equity Advisors, LLC in the principal amount of $390,673 (the “Platinum Note 2”) as full payment of the Platinum Note 1 principal and accrued interest due on such date. The Platinum Note 2 was unsecured and beared interest at 10% per annum. The principal amount of the note plus accrued interest of $19,534 was due in a single lump sum payment on June 12, 2024. We incurred no issuance cost on the transaction.

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

At April 30, 2025, all amounts owed under Platinum Note 4 were repaid. The Company recognized a loss of $51,283 for the unamortized issuance costs in Gain (loss) on extinguishment of debt on the interim consolidated financial statements.

NOTE 6 - NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our interim consolidated balance sheets as of April 30,2025 and July 31, 2024:

	April 30, 2025	July 31, 2024
5% Convertible promissory notes	$-	$175,000
Note payable to Acorn Management Partners, LLC	-	50,000
Notes payable	$-	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At April 30, 2025, and July 31, 2024, accrued but unpaid interest on the 5% Notes was $0 and $63,914, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

At April 30, 2025, all outstanding 5% Notes were settled for common stock. Management negotiated an amendment with all remaining noteholders extending the maturity date and subsequently converted all outstanding 5% Notes resulting in a gain of $151,508 that was recognized in Gain (loss) on extinguishment of debt on the interim consolidated financial statements.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020, we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we were required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020, and immediately cancelled. At April 30, 2025, and July 31, 2024, accrued but unpaid interest on the Acorn Note was $0 and $11,919, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets. On April 30, 2025, the note was repaid, and the related accrued interest was extinguished. Management negotiated a settlement of the entire outstanding principal balance and accrued interest resulting in a gain of $13,419 that was recorded in Gain (loss) on extinguishment of debt on the interim consolidated financial statements.

NOTE 7 - COMMON STOCK

On April 30, 2025 and July 31, 2024, we had 180,335,741 and 79,853,696 shares of common stock outstanding, respectively. We issued 100,482,045 unregistered shares of our common stock, of which 88,626,548 shares were issued for cash, 1,290,794 shares for a loan modification fee, 281,240 shares were issued for the payment of accrued expenses, 493,463 were issued for conversion of debt and related accrued interest, 1,060,000 shares were issued for services and 8,730,000 were issued for compensation during the nine months ended April 30, 2025. During the fiscal year ended July 31, 2024, we issued 11,837,529 unregistered shares of our common stock, of which 5,500,000 shares were issued for cash, 3,385,154 shares were issued for the payment of accrued expenses, 1,282,031 were issued for compensation, 1,100,000 shares were issued for services, and 570,344 shares were issued for a loan modification fee.

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

On October 19, 2024, we issued 500,000 shares of common stock to consultants pursuant to the terms of their consulting agreements entered on October 19, 2022. These shares were issued to the consultants at an estimated value of $0.033 per share.

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

On November 13, 2024, we issued 500,000 shares of common stock to a previous lender pursuant to a make-whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

On November 19, 2024, we issued 60,000 unregistered shares of our common stock for settlement of accounts payables. The shares were issued at an agreed upon value of $0.14 per share.

On December 1, 2024, we issued 250,000 shares of common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued to the consultants at an estimated value of $0.09 per share.

On December 1, 2024, we issued 2,000,000 unregistered shares of our common stock to the Chief Financial Officer. The shares were issued to the officer at an estimated grant date fair value of $0.09 per share.

On December 5, 2024, we issued 2,000,000 shares of common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued to the consultants at an estimated value of $0.119 per share.

On December 20, 2024, we issued 500,000 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board at their resignation. The shares were issued as part of a settlement agreement at an estimated grant date at a fair value of $0.077 per share.

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

On February 3, 2025, we completed multiple private placements of 4,702,741 unregistered shares of our common stock at a price of $0.120 per share resulting in net proceeds to the Company of $562,000. We incurred no cost related to the private transaction.

On February 4, 2025, we completed a private placement of 793,650 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction.

On February 5, 2025, we completed a private placement of 3,000,000 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $378,000. We incurred no cost related to the private transaction.

On February 6, 2025, we completed multiple private placements of 3,502,740 unregistered shares of our common stock at a price of $0.122 per share resulting in net proceeds to the Company of $426,800. We incurred no cost related to the private transaction.

On February 7, 2025, we completed multiple private placements of 3,405,483 unregistered shares of our common stock at a price of $0.117 per share resulting in net proceeds to the Company of $400,000. We incurred no cost related to the private transaction.

On February 10, 2025, we completed multiple private placements of 1,793,651 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $226,000. We incurred no cost related to the private transaction.

On February 11, 2025, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.11 per share resulting in net proceeds to the Company of $110,000. We incurred no cost related to the private transaction.

On February 12, 2025, we completed a private placement of 454,545 unregistered shares of our common stock at a price of $0.11 per share resulting in net proceeds to the Company of $50,000. We incurred no cost related to the private transaction.

On February 14, 2025, we issued 750,000 shares of common stock to multiple consultants pursuant to the terms of their consulting agreements. These shares were issued to the consultants at an estimated value of $0.051 per share.

On February 18, 2025, we completed multiple private placements of 2,500,000 unregistered shares of our common stock at a price of $0.113 per share resulting in net proceeds to the Company of $283,000. We incurred no cost related to the private transaction.

On February 20, 2025, we completed a private placement of 793,651 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction.

On February 21, 2025, we completed a private placement of 793,650 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction.

On February 26, 2025, we completed a private placement of 1,590,909 unregistered shares of our common stock at a price of $0.11 per share resulting in net proceeds to the Company of $175,000. We incurred no cost related to the private transaction.

On February 26, 2025, we issued 790,794 shares of common stock to a previous lender pursuant to a make-whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

On February 27, 2025, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction.

On March 1, 2025, we issued 250,000 shares of common stock to a consultant pursuant to the terms of their consulting agreements. These shares were issued to the consultants at an estimated value of $0.232 per share.

On March 21, 2025, we completed a private placement of 1,136,364 unregistered shares of our common stock at a price of $0.11 per share resulting in net proceeds to the Company of $125,000. We incurred no cost related to the private transaction.

On March 21, 2025, we issued 211,214 shares of common stock to multiple holders of our 5% Convertible Promissory Notes in exchange for the Note plus accrued interest through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On March 25, 2025, we issued 70,523 shares of common stock to multiple holders of our 5% Convertible Promissory Notes in exchange for the Note plus accrued interest through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On March 26, 2025, we issued 70,513 shares of common stock to multiple holders of our 5% Convertible Promissory Notes in exchange for the Note plus accrued interest through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On April 1, 2025, we issued 150,000 unregistered shares of our common stock to a consultant pursuant to the terms of a consulting agreement at an estimated grant date fair value of $0.234 per share on such date.

On April 5, 2025, we issued 141,213 shares of common stock to multiple holders of our 5% Convertible Promissory Notes in exchange for the Note plus accrued interest through the conversion date. Under the terms of the Note, the shares were issued at a conversion price of $0.50 per share.

On April 14, 2025, we completed a private placement of 793,650 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $100,000. We incurred no cost related to the private transaction.

On April 17, 2025, we issued 500,000 unregistered shares of our common stock to the Chief Revenue Officer. The shares were issued to the officer at an estimated grant date fair value of $0.229 per share.

On April 24, 2025, we issued 80,000 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services at an estimated grant date fair value of $0.223 per share.

NOTE 8 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the nine months ending April 30, 2025, we recorded no compensation expense related to stock options and warrants. During the nine months ending April 30, 2024, we recorded $76,482 of compensation expense related to stock options and warrants. We granted no stock options or warrants during the nine months ending April 30, 2025 or 2024.

The following table summarizes our options and equity classified warrant activity for the nine months ending April 30, 2025 and fiscal year ended July 31, 2024:

	April 30, 2025		July 31, 2024
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	6,350,000	$0.21	6,350,000	$0.24
Granted	-	-	1,250,000	0.07
Expired / Cancelled / Exercised	(1,600,000)	0.15	1,250,000	0.23
Balance at end of period	4,750,000	$0.24	6,350,000	$0.21
Options and warrants exercisable	1,750,000	$0.08	6,350,000	$0.21

Summary of Restricted Stock Grants

During the nine months ending April 30, 2025, and 2024, we recorded compensation expense related to unvested restricted stock grants of $363,392 and $27,714, respectively. The grant date fair value of restricted stock awards during the nine months ended April 30, 2025, was $2,219,388. Additionally, the Company estimated a 25% discount to market to reflect the legal restrictions preventing the securities from being sold on the OTC market until they are registered or deemed exempt from registration

The following table summarizes our restricted stock activity for the nine months ending April 30, 2025, and fiscal year ended July 31, 2024:

	April 30, 2025	July 31, 2024
Balance at beginning of period	4,000,000	2,282,031
Granted	11,980,000	3,100,000
Expired / Cancelled	(2,050,000)	-
Released	(2,400,000)	(1,382,031)
Balance at end of period	11,530,000	4,000,000

NOTE 9 - RELATED PARTY TRANSACTIONS

To continue operations and meet operating cash requirements, we have periodically relied on short-term loans from related parties, primarily shareholders, until such time as our cash flow from operations meets our cash requirements, or we are able to obtain adequate financing through sales of our equity securities and/or traditional debt financing. There is no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2025, and July 31, 2024, related parties were owed $28,845 and $30,925, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 6 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC, is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Chairman of our Board of Directors. At April 30, 2025, and July 31, 2024, we owed Platinum Equity $19,000 and $151,386, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 3 - Accounts Payable and Accrued Expenses).

On December 31, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $373,957 which included $51,283 of unamortized deferred financing costs (See Note 5 – Notes Payable, Related Party). All outstanding balances were paid off during the quarter. At July 31, 2024, the company had recorded accrued but unpaid interest on the note of $5,583 (See Note 3 – Accounts Payable and Accrued Expenses). We paid $65,074 in interest to Platinum Equity Advisors, LLC during the nine months ending April 30, 2025. We paid no interest during the nine months ending April 30, 2024. The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the nine months ended April 30, 2025, the Company recognized $41,326 in office rent expense included in “Selling, general and administrative” on our interim consolidated statements of operations related to a month-to-month sublease agreement with Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control for use of certain office space.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

On September 18, 2023, Apex Funding Source, LLC (the “Lender”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming Grasshopper Staffing, Inc. and Indeliving Holdings, Inc., both of which are wholly owned subsidiaries of the Company, as defendants in the suit. The action against our wholly owned subsidiaries is due to an alleged guarantee of a loan the Lender made to BERI, an entity related to the Company through common management control. The lawsuit is an action for BERI’s breach of a loan agreement and failure to pay $4,705,900 in principal and interest to the Lender when due. The lawsuit also named Scott M. Boruff, the CEO and Chairman of the Company’s Board of Directors.

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

Operating Leases

The Company has lease agreements for certain personal and real property with initial lease terms of 12 months or less that are not recorded on the balance sheet. Our lease agreements do not include any significant renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

On January 1, 2025, we entered into a Non-Employee President & Chief Strategy Officer Engagement Agreement with All Things New Ventures, LLC to engage Dustin M. Hillis to provide the services of President & Chief Strategy Officer to the Company for a term of Three (3) years. The Company shall pay Mr. Hillis an annual base fee of $100,000, to be paid in equal monthly payments. In addition to the base fee, Mr. Hillis will be paid a commission on certain new and recurring business sales. In the event Mr. Hillis’ employment with the Company is terminated without cause, Mr. Hillis shall be entitled to a severance payment equal to his currently in effect base salary plus overrides for one (1) full year. If Mr. Hillis is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Hillis shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary plus overrides he is then earning. In addition, Mr. Hillis is eligible for equity awards and other benefits as approved by the Board of Directors. Mr. Hillis became entitled to a 5% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. A First Amendment was signed effective April 1, 2025, and the annual base fee was increased to $150,000 paid in equal monthly payments.

Effective as of October 1, 2024, Timothy R. Brady was appointed by the Board of Directors (the “Board”) of Healthcare Integrated Technologies Inc. (the “Company”) to the position of Chief Financial Officer. Mr. Brady initially served as our Chief Financial Officer on a fractional basis and commenced service as Chief Financial Officer on a full-time basis as of December 1, 2024. In connection with the commencement of his full-time service to the Company in December, the Company entered into a Non-Employee Chief Financial Officer Engagement Agreement dated December 1, 2024. Pursuant to the agreement, Mr. Brady is entitled to an initial monthly base salary of $10,000 and received 2,000,000 shares of the Company’s common stock. The Board or its compensation committee may grant Mr. Brady other long-term incentive awards in the form of equity awards, cash incentives or otherwise, from time to time and in the discretion of the Board or its committee. Mr. Brady is also entitled to a 2% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. The Company has agreed to pay Mr. Brady an annual bonus subject to achievement by the Company of Board-established corporate goals and to recognized other achievements by the Company or Mr. Brady during the year. Mr. Brady is entitled to participate in any employee benefit plans, programs and arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company (including, without limitation, group medical insurance plans, life insurance plans, and 401(k) plans), subject to and on a consistent basis with the terms, conditions and overall administration of such plans, programs and arrangements. A First Amendment was signed effective April 1, 2025, and the monthly base salary was increased to $12,500. At the discretion of the Board of Directors, Executive’s Base Fee may be increased.

On April 10, 2025, we appointed Mr. Anand Ijju, as our Chief Technology Officer (CTO). Mr. Ijju’s employment with the Company will begin on May 1, 2025. Mr. Ijju entered into a three-year agreement with the Company. As compensation, the Company agreed to pay Mr. Ijju an annual salary of $150,000 and Mr. Ijju is entitled to discretionary bonuses as may be awarded from time to time by the Company’s Board of Directors. As additional compensation the Company granted Mr. Ijju a stock grant of 500,000 shares of the Company’s common stock. The stock grant shall be non-qualified and shall become vested annually over three years beginning on May 1, 2026. Mr. Ijju is entitled to participate in any employee benefit plans, programs and arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company (including, without limitation, group medical insurance plans, life insurance plans, and 401(k) plans), subject to and on a consistent basis with the terms, conditions and overall administration of such plans, programs and arrangements.

On April 17, 2025, we appointed Mr. Theo Davies, as our Chief Revenue Officer (CRO), effective immediately. Mr. Davies was previously our Chief Commercial Officer. As compensation, the Company agreed to pay Mr. Davies an annual salary of $150,000 and Mr. Davies is entitled to discretionary bonuses as may be awarded from time to time by the Company’s Board of Directors. As additional compensation the Company granted Mr. Davies a stock grant of 500,000 shares of the Company’s common stock, which vested immediately. Mr. Davies will also receive an annual health insurance benefit allowance of $1,800. In addition, Mr. Davies shall be paid a 2.0% commission on the gross amount of any and all Company domestic revenue and 5.0% commission on the gross amount of any and all Company international revenue, the 5% commission will be reduced to 2%, when Mr. Davies finds his replacement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING OUR ABILITY TO COMMERCIALIZE NEW PRODUCTS, HIRE AND RETAIN KEY PERSONNEL, AND SECURE SUFFICIENT FUNDING TO EXECUTE OUR GROWTH PLAN. IF OUR ASSUMPTIONS REGARDING PLANNED EXPENDITURES OR REVENUE GENERATION PROVE INACCURATE, WE MAY NEED TO ADJUST OUR STRATEGIC TIMELINE OR RESOURCE ALLOCATION,WHILE WE BELIEVE THESE PATENTS PROVIDE MEANINGFUL PROTECTION FOR CERTAIN ASPECTS OF OUR TECHNOLOGY, THERE IS NO GUARANTEE THAT THEY WILL PREVENT ALL COMPETITORS FROM DEVELOPING SIMILAR PRODUCTS, FAILURE TO COMPLY WITH THE FAMILY EDUCATIONAL RIGHTS AND PRIVACY ACT (“FERPA”) COULD LIMIT OR DELAY OUR ABILITY TO DEPLOY SAFESCHOOL™ IN CERTAIN JURISDICTIONS, IMPACT CUSTOMER ADOPTION, OR EXPOSE THE COMPANY TO REGULATORY RISK AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Effective April 24, 2025, we completed a strategic rebranding initiative, changing our corporate name from Healthcare Integrated Technologies, Inc. to SafeSpace Global Corporation, in addition to changing our stock ticker from HITC to SSGC. Both name and stock symbol change were approved by FINRA on April 23, 2025. This name change reflects our expanded mission to deliver life-saving ambient, multimodal AI technology solutions across a wide range of environments beyond healthcare, including schools, transit systems, correctional facilities, and commercial infrastructure. With operations spanning the United States, Europe, Singapore, and India, the rebranding supports SafeSpace’s evolution into a technology-driven global enterprise dedicated to protecting lives wherever people live, learn, travel, or work. We believe that this transformation strengthens our market positioning and aligns our corporate identity with our broadened strategic vision.

We are currently marketing the following products and solutions, including our initial product, SafeSpace® Fall Monitoring, which utilizes advanced AI monitoring tools to enhance resident safety in senior living, reduce the risk of injuries, and improve overall care efficiency. Additionally, we have expanded our services and offerings beyond senior living facilities, into schools and transportation where we’ve recently launched these innovative solutions:

●	SafeFace™ Access Control - An advanced solution that leverages facial recognition to automatically and instantly unlock doors for registered staff and visitors, integrating seamlessly with your existing maglock system for a completely keyless and no badge entry.
●	SafeFace™ Time Compliance – A platform that monitors staff movements, rounds, and care tasks in real time, delivering actionable insights to leadership. These insights enable more informed decision-making and help streamline daily operations.
●	SafeGuard™ Wander Protection - Strategically-placed facial recognition cameras that trigger alerts when an at-risk resident is seen outside your secured unit, reducing immediate jeopardy situations and litigation.
●	SafeTrace™ Rapid Investigations – An innovative investigation solution—simply select a face to instantly retrieve video clips of that individual across your facilities, anytime. Local data storage ensures security and cost efficiency, saving countless hours in investigations.
●	SafeSchool™ - Designed to address growing concerns around school safety by proactively detecting weapons and identifying persons of concern through real-time AI-based monitoring. The SafeSchool™ multimodal ambient AI solution is designed to help protect students during school hours while offering peace of mind to guardians. The SafeSchool™ product offers proactive protection that cameras on their own cannot provide. Our software proactively alerts when weapons are detected or persons of concern (i.e. predators or non-custodial parents) are sighted, offering immediate situational awareness to deter a tragedy. We are actively working with external advisors, school administrators, and legal counsel to ensure that SafeSchool™ is deployed in a FERPA-compliant manner. We view FERPA compliance as a priority and are committed to aligning the SafeSchool™ offering with applicable privacy laws.

To support the delivery and commercialization of these solutions, management has appointed a new Chief Technology Officer (CTO) and engaged a specialized team of consultants. These strategic investments are intended to accelerate product development, improve time-to-market, and create long-term shareholder value by establishing sustainable revenue streams.

Intellectual Property

We have been granted two U.S. patents that further reinforce our proprietary technology portfolio:

●	US Patent No. 11,587,423, titled Fall Validation with Privacy-Aware Monitoring, is an advanced system for detecting, confirming, and mitigating falls while prioritizing user privacy. Leveraging AI, audio, and selective image capture, it delivers reliable fall detection without invasive surveillance.

●	US Patent No. 11,886,950, titled System and Method for Assessing and Verifying the Validity of a Transaction is a transaction validation system that uses AI and multi-sensor data to ensure compliance across healthcare, logistics, and industrial operations. It redefines accountability and safety by proactively identifying anomalies and verifying processes.

We believe these patents enhance our competitive position in the AI-based monitoring sector and reflect our commitment to protecting both privacy and lives.

Strategy

SafeSpace Global Corporation is executing a focused growth strategy led by a world-class team of executives with deep experience in scaling innovative companies. Our leadership team combines proven operational expertise with a mission-driven commitment to safety and impact. Our primary objective is to expand the adoption of our life-saving ambient, multimodal AI technology across both existing and emerging verticals. These include senior living, education, transportation, and corrections—with future expansion planned into commercial infrastructure and high-risk institutional settings. To support this growth, we have strengthened our development team with senior IT architects, AI specialists, and systems engineers who are accelerating product innovation and market deployment on a global scale. A key pillar of this strategy is our dedicated sales force, which brings both deep domain knowledge and a shared commitment to leveraging ambient AI to save lives. This integrated team is actively driving customer engagement, market penetration, and adoption of our multimodal safety solutions across diverse environments.

Financial and Operating Results

As of the date of this filing, the Company has approximately $8,000,000 in cash and cash equivalents from recent private placements. Management believes this adequately supports the Company’s five-year strategic plan enabling strategic initiatives, such as acquisitions, investments in advanced AI technology, and the expansion of its technology development team. SafeSpace Global Corporation remains committed to driving innovation in healthcare technology, with a focus on solutions that enhance safety, efficiency, and patient outcomes across various care settings.

Highlighted achievements for the nine months ending April 30, 2025 include:

●	On August 23, 2024, we appointed Micheal “Coach” Burt to our Board of Directors.

●	On October 1, 2024, we appointed Timothy R. Brady as Fractional Chief Financial Officer and on December 1, 2024, appointed him to full-time Chief Financial Officer.

●	On November 5, 2024, we announced the appointment of Caleb Dixon as Chief Customer Officer to focus on enhancing customer engagement and satisfaction. Mr. Dixon’s title was recently changed to Director of Customer Success.

●	On December 9, 2024, we announced the appointment of Theo Davies as Vice President of Sales Enablement & International Expansion and on April 17, 2025, we announced that Theo Davies was appointed as our new Chief Revenue Officer (CRO).

●	On December 18, 2024, we announced the engagement of Katie Piperata as a Senior Living Consultant for the Company’s Healthcare division.

●	On December 30, 2024, we announced the promotion of Dustin Hillis to President and Chief Strategy Officer.

●	On January 7, 2025, we announced that Justin Freishtat joined in a capital advisory role with Investor Relations.

●	On March 14, 2025, we appointed Anthony Chapman to our Board of Directors.

●	On April 10, 2025, we announced that Anand Ijju joined as our Chief Technology Officer (CTO).
●	On April 15, 2025, we announced that Sasidhar Valluru was appointed as our Director of Global Product Delivery.
●

On April 15, 2025, we appointed FKP Advisors LLC, as a non-independent member, to the Board of Directors. FKP Advisors LLC board seat will be on a rotational basis with Larry Kloess III serving in the first year, followed by Jim Fitzgerald in the second year, and Ben Pope in the third year.

●	We received $10,172,074 in net proceeds from the sale of our common stock at an average price of $0.116 per share during the nine months ending April 30, 2025.

Results of Operations

Three Months Ending April 30, 2025 Compared to the Three Months Ending April 30, 2024

Revenues

Our business did not produce revenue during the three-month period ending April 30, 2025. We recognized $60,283 of revenue from fees from our contract for the three-month period ending April 30, 2024.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ending April 30, 2025 and 2024:

	For the Three Months Ending April 30,
	2025	2024	$ Variance	%Variance

Officers’ compensation	$148,164	$86,861	$61,303	71%
Salaries and wages	47,335	-	47,335	-
Bonuses and incentives	122,645	-	122,645	-
Contract labor	95,892	-	95,892	-
Professional fees	190,975	15,405	175,570	1,140%
Insurance	14,997	-	14,997	-
Software development	76,200	7,006	69,194	988%
Sales technology support	50,710	-	50,710	-
Travel and entertainment	65,607	13,499	52,108	386%
Advertising and marketing	73,783	3,196	70,587	2,209%
Rent expense	20,749	-	20,749	-
Office expense	21,560	-	21,560	-
Other	10,609	2,115	8,494	402%
Total selling, general & administrative	939,226	128,082	811,144	633%
Stock-based compensation	363,555	78,361	285,194	364%
Amortization	122,002	55,697	66,305	119%
Total Operating Expenses	$1,424,783	$262,140	$1,162,643	444%

Officers’ Compensation - Officers’ compensation increased $61,303, or 71%, over the prior period primarily due to the addition of the President & Chief Strategy Officer, increased pay for the Chief Financial Officer and Chief Executive Officer compared to the previous period and the addition of our Chief Revenue Officer. Additionally, the Company’s officers accepted voluntary pay reductions in the prior comparable period.

Salaries and wages – Salaries and wages increased $47,335 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Bonuses and incentives – Bonuses and incentives increased $122,645 over the prior period and is attributable to bonuses and incentive payments for the addition of new officers and personal.

Contract labor – Contract labor increased $95,892 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Professional Fees - Professional fees increased $175,570, or 1,140% over the same period in the prior year primarily due to increased legal and accounting fees and the addition of a grant writing consultant.

Insurance – Insurance expense increased $14,997 over the prior period and is attributable to no insurance expenses during the three months ending April 30, 2024.

Software Development – Software development expenses increased $69,194, or 988% over the same period in the prior year due to an increase in the use of independent contractors and consultants for specific development projects.

Sales technology support– Sales technology support expense increased $50,710 over the prior period and is attributable to no sales support expenses during the three months ending April 30, 2024.

Travel and entertainment – Travel and entertainment expense increased $52,108 over the same period in the prior year. The increase is primarily due to increased business travel by the senior management team.

Advertising and Marketing - Advertising and marketing costs increased $70,587, or 2,209% over the same period in the prior year due to increased promotional activities.

Rent expense – Rent expense increased $20,749 over the same period in the prior year due to no rent expense in the prior year.

Office expense - Office expense increased $21,560 primarily due to increases in office expense activity over the same period in the prior year.

Other - Other expenses increased $8,494 over the same period in the prior year primarily due to limited activity during the three months ending April 30, 2024.

Stock-based Compensation - Stock-based compensation expense increased $285,194 from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expenses increased $66,305, or 119% over the same period in the prior year, primarily due to a reduction in the estimated useful life from three years to two years of software development costs.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ending April 30, 2025 and 2024:

	For the Three Months Ending April 30,
	2025	2024	$ Variance	%Variance

Gain (loss) on extinguishment of debt	$113,645	$-	$113,645	-
Interest expense	(6,872)	(13,361)	6,489	(49)%
Interest income	7,367	-	7,367	-
Total	$114,140	$(13,361)	$127,501	(954)%

Gain (loss) on extinguishment of debt - Gain (loss) on extinguishment of debt increased $113,645 over the same period in the prior year due to holders exchanging 5% Convertible Promissory Notes plus accrued interest through the conversion date at a conversion price of $0.50 per share, the settlement of the Note Payable to Acorn Management Partners offset by a loss for the unamortized issuance costs from Platinum Note 4.

Interest expense - Interest expense decreased $6,489, or 49%, over the same period in the prior year due to aa decrease in the average outstanding debt balance during the same period in the prior year.

Interest income - Interest income increased $7,367 over the same period in the prior year due to no interest income in the prior year.

Nine Months Ending April 30, 2025 Compared to the Nine Months Ending April 30, 2024

Revenues

Our business did not produce revenue during the nine-month period ending April 30, 2025. We recognized $82,052 of revenue for fees from our contract for the nine-month period ending April 30, 2024.

Operating Expenses

The table below presents a comparison of our operating expenses for the nine months ending April 30, 2025 and 2024:

	For the Nine Months Ending April 30,
	2025	2024	$ Variance	%Variance

Officers’ compensation	$426,082	$260,582	$165,500	64%
Salaries and wages	47,335	-	47,335	-
Bonuses and incentives	122,645	-	122,645	-
Contract labor	162,845	-	162,845	-
Professional fees	311,688	69,905	241,783	346%
Insurance	14,997	-	14,997	-
Software development	148,791	15,287	133,504	873%
Sales technology support	50,710	-	50,710	-
Travel and entertainment	150,750	14,551	136,199	936%
Advertising and marketing	164,040	5,864	158,176	2,697%
Rent expense	46,326	-	46,326	-
Office expense	79,180	-	79,180	-
Other	27,851	4,047	23,804	588%
Total selling, general & administrative	1,753,240	370,236	1,383,004	374%
Stock-based compensation	1,244,302	104,196	1,140,106	1,094%
Amortization	299,953	167,091	132,862	80%
Impairment of intangibles	46,225	-	46,225	-
Total Operating Expenses	$3,343,720	$641,523	$2,702,197	421%

Officers’ compensation - Officers’ compensation increased $165,500 over the prior period primarily due to the addition of the President & Chief Strategy Officer, increased pay for the Chief Financial Officer and Chief Executive Officer compared to the previous period and the addition of our Chief Revenue Officer. Additionally, the Company’s officers accepted voluntary pay reductions in the prior comparable period.

Salaries and wages – Salaries and wages increased $47,335 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Bonuses and incentives – Bonuses and incentives increased $122,645 over the prior period and is attributable to bonuses and incentive payments for the addition of new officers and personal.

Contract labor – Contract labor increased $162,845 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Professional Fees - Professional fees increased $241,783, or 346% over the same period in the prior year primarily due to increased legal and accounting fees and the addition of a grant writing consultant.

Insurance – Insurance expense increased $14,997 over the prior period and is attributable to no insurance expenses during the three months ending April 30, 2024.

Software Development – Software development expenses increased $133,504, or 873% over the same period in the prior year due to an increase in the use of independent contractors and consultants for specific development projects.

Sales technology support – Sales technology support expense increased $50,710 over the prior period and is attributable to no sales support expenses during the nine months ending April 30, 2024.

Travel and entertainment – Travel and entertainment expense increased $136,199 over the same period in the prior year. The increase is primarily due to increased business travel by the senior management team.

Advertising and Marketing - Advertising and marketing costs increased $158,176 over the same period in the prior year due to increased promotional activities.

Rent expense – Rent expense increased $46,326 over the same period in the prior year due to no rent expense in the prior year.

Office expense - Office expense increased $79,180 primarily due to increases in office expense activity over the same period in the prior year.

Other - Other expenses increased $23,804 over the same period in the prior year primarily due to limited activity during the nine months ending April 30, 2024.

Stock-based Compensation - Stock-based compensation expense increased $1,140,106 from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expenses increased $132,862, or 80% over the same period in the prior year, primarily due to a reduction in the estimated useful life from three years to two years of software development costs.

Impairment of intangibles – Impairment of intangibles increased $46,225 over the same period in the prior year. The impairment expense relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the Nine months ended April 30, 2025 and 2024:

	For the Nine Months Ended April 30,
	2025	2024	$ Variance	%Variance

Gain (loss) on extinguishment of debt	$113,645	$-	$113,645	-
Interest expense	(38,509)	(39,410)	(901)	(2)%
Interest income	7,367	-	7,367	-
Total	$82,503	$(39,410)	$(121,913)	(309)%

Gain (loss) on extinguishment of debt - Gain (loss) on extinguishment of debt increased $113,645 over the same period in the prior year due to holders exchanging 5% Convertible Promissory Notes plus accrued interest through the conversion date at a conversion price of $0.50 per share, the settlement of the Note Payable to Acorn Management Partners offset by a loss for the unamortized issuance costs from Platinum Note 4.

Interest expense - Interest expense increased $901, or 2%, over the same period in the prior year due to aa decrease in the average outstanding debt balance during the same period in the prior year.

Interest income - Interest income increased $7,367 over the same period in the prior year due to no interest income in the prior year.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the interim period ended April 30, 2025 and fiscal year ended July 31, 2024:

	April 30, 2025	July 31, 2024
Current assets	$8,203,253	$222,584
Current liabilities	(255,792)	(1,022,522)
Working capital surplus (deficiency)	$7,947,461	$(799,938)

Current assets for the interim period ending April 30, 2025 increased $7,980,669 as compared to the fiscal year ended July 31, 2024. The increase is primarily due to the receipt of $10,171,074 in net proceeds from the sale of our common stock at an average price of $0.116 per share during the nine months ending April 30, 2025.

Current liabilities for the interim period ending April 30, 2025 decreased $766,730 as compared to the fiscal year ended July 31, 2024. The decrease is primarily due to decreases in accounts payable and accrued expenses and a reduction in the Notes payable and Notes payable, related party.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $1,754,005 for the nine months ended April 30, 2025, as compared to net cash used by operating activities of $198,352 for the nine months ended April 30, 2024. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, related party items.

Net Cash Used by Investing Activities

We did not incur net cash used in investing activities during the reporting period. However, management anticipates approximately $250,000 in capitalized software development costs during the remainder of the current fiscal year, and an additional $500,000 in the next fiscal year to support ongoing product innovation..

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9,709,787 for the nine months ending April 30, 2025, which represents a $9,511,816 increase over the same period in the prior year. The increase is primarily due to the receipt of $10,172,074 in net proceeds from the sale of our common stock at an average price of $0.116 per share during the nine months ending April 30, 2025.

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

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2025.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on 100% of our debt. At April 30, 2025, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On September 18, 2023, Apex Funding Source, LLC (the “Lender”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, naming Grasshopper Staffing, Inc. and Indeliving Holdings, Inc., both of which are wholly owned subsidiaries of the Company, as defendants in the suit. The action against our wholly owned subsidiaries is due to an alleged guarantee of a loan the Lender made to BERI, an entity related to the Company through common management control. The lawsuit is an action for BERI’s breach of a loan agreement and failure to pay $4,705,900 in principal and interest to the Lender when due. The lawsuit also named Scott M. Boruff, the CEO and Chairman of the Company’s Board of Directors.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2025, we issued 1,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor and board member resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On May 27, 2025, we issued 1,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor and officer resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On May 28, 2025, we issued 1,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor and board member resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

On June 4, 2025, we issued 1,000,000 shares of our unregistered common stock at a price of $0.126 per share to an accredited investor and board member resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction. The net proceeds are expected to be used for working capital. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	FIRST AMENDMENT TO THE NON-EMPLOYEE CHIEF FINANCIAL OFFICER ENGAGEMENT AGREEMENT

10.2	FIRST AMENDMENT TO THE NON-EMPLOYEE PRESIDENT & CHIEF STRATEGY OFFICER ENGAGEMENT AGREEMENT

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed Herewithin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SafeSpace Global Corporation

Date: June 13, 2025
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

SafeSpace Global Corporation

Date: June 13, 2025
	By:	/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer
(Principal Financial Officer)

