Form 10-K
period 2025-07-31
SafeSpace Global Corp
filed 2025-10-29
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2025 (the last business day of the registrant’s most recently completed second quarter) based upon the closing price of Common Stock on such date as reported on the OTC Pink market, was approximately $33 million. As of October 27, 2025, there were 187,511,196 shares of common stock of the registrant outstanding.

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

PART I

ITEM 1. BUSINESS.

SafeSpace Global Corporation (collectively the “Company,” “we,” “our” or “us”) is a multimodal AI technology solutions company with a dedicated team focused on driving safety innovation across multiple industries. We are currently marketing products and solutions that utilize advanced AI tools to monitor and enhance resident safety, reduce the risk of injuries, and improve overall care efficiency.

In April 2025, we completed a strategic rebranding initiative, adopted our current corporate name SafeSpace Global Corporation, and transitioned to the trading symbol “SSGC” for our common stock. These changes reflect our expanded mission to deliver life-saving multimodal AI technology solutions across a wide range of environments beyond healthcare, including schools, transit systems, correctional facilities, and commercial infrastructure. With operations spanning the United States, Europe, Singapore, and India, our branding supports SafeSpace’s evolution into a technology-driven global enterprise dedicated to protecting lives wherever people live, learn, travel, or work. We believe that this transformation strengthens our market positioning and aligns our corporate identity with our broadened strategic vision.

Business Overview

We market the following products and solutions, including our initial product, SafeSpace® Fall Monitoring, which utilizes advanced AI monitoring tools to enhance resident safety in senior living, reduce the risk of injuries, and improve overall care efficiency. Additionally, we have expanded our services and offerings beyond senior living facilities, into schools and transportation where we’ve recently launched these innovative solutions:

●	SafeFace™ Access Control – An advanced solution that leverages facial recognition to automatically and instantly unlock doors for registered staff and visitors, integrating seamlessly with your existing maglock system for a completely keyless and no badge entry.

●	SafeFace™ Time Compliance – A platform that monitors staff movements, rounds, and care tasks in real time, delivering actionable insights to leadership. These insights enable more informed decision-making and help streamline daily operations.

●	SafeGuard™ Wander Protection – Strategically-placed facial recognition cameras that trigger alerts when an at-risk resident is seen outside your secured unit, reducing immediate jeopardy situations and litigation.

●	SafeTrace™ Rapid Investigations – An innovative investigation solution—simply select a face to instantly retrieve video clips of that individual across your facilities, anytime. Local data storage ensures security and cost efficiency, saving countless hours in investigations.

●	SafeSchool™ – Designed to address growing concerns around school safety by proactively detecting weapons and identifying persons of concern through real-time AI-based monitoring. The SafeSchool™ multimodal AI solution is designed to help protect students during school hours while offering peace of mind to guardians. The SafeSchool™ product offers proactive protection that cameras on their own cannot provide. Our software proactively alerts when weapons are detected or persons of concern (i.e. predators or non-custodial parents) are sighted, offering immediate situational awareness to deter a tragedy. We are actively working with external advisors, school administrators, and legal counsel to ensure that SafeSchool™ is deployed in a FERPA-compliant manner. We view FERPA compliance as a priority and are committed to aligning the SafeSchool™ offering with applicable privacy laws.

Research and Development

To support the delivery and commercialization of these solutions, management appointed a new Chief Technology Officer (CTO) in April and has engaged a specialized team of consultants. These strategic investments are intended to accelerate product development, improve time-to-market, and create long-term stockholder value by establishing sustainable revenue streams.

SafeSpace Global Corporation is executing a focused growth strategy led by a world-class team of executives with deep experience in scaling innovative companies. Our leadership team combines proven operational expertise with a mission-driven commitment to safety and impact. Our primary objective is to expand the adoption of our life-saving multimodal AI technology across both existing and emerging verticals. These include senior living, education, transportation, and corrections—with future expansion planned into commercial infrastructure and high-risk institutional settings. To support this growth, we have strengthened our development team with additional senior IT architects, AI specialists, and systems engineers who are accelerating product innovation and market deployment on a global scale. A key pillar of this strategy is our dedicated sales force, which brings both deep domain knowledge and a shared commitment to leveraging AI to save lives. This integrated team is actively driving customer engagement, market penetration, and adoption of our multimodal safety solutions across diverse environments.

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

Our History

Our Company was first incorporated under the laws of the State of Nevada in 2013, with the name “Tomichi Creek Outfitters,” aiming to provide professionally-guided big game hunts in Sargents, Colorado, which is approximately four hours southwest from Denver and to offer guided scenic tours on the western slopes of the Rocky Mountains. The Company’s common stock became eligible for quotation on the over-the-counter markets under the symbol “TCKF” in July 2014.

In 2015, our Company acquired all of the outstanding capital stock of Grasshopper Staffing, Inc., a Colorado corporation, which had a primary focus on providing employee recruiting, training, and compliance in target industries. The hunting and tour businesses were discontinued in connection with the closing of this acquisition. Later in 2015, the Company adopted the name “Grasshopper Staffing, Inc.”

In 2018, our Company acquired all of the outstanding capital stock of IndeLiving Holdings Inc., a Florida corporation. The acquired business consisted primarily of an early-stage business using proprietary technology to monitor seniors in real time. Concurrent with the closing of the acquisition, a change in control of the Company occurred wherein Scott M. Boruff was appointed CEO and sole director. The staffing business continued to operate under the oversight of its existing personnel. As a result of the acquisition and new business focus, the Company adopted the name “Healthcare Integrated Technologies Inc.” and commenced quotation on the over-the-counter market under a new symbol, “HITC,” in June 2018. The staffing business was discontinued in early 2019.

In April 2025, we completed a strategic rebranding initiative, adopted our current corporate name, SafeSpace Global Corporation, and commenced quotation on the over-the-counter market under our current symbol, “SSGC,” effective April 24, 2025.

Employees and Human Capital

As of October 23, 2025, we had 32 employees, 17 of which were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

We have historically used the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers enhances our ability to minimize general and administrative expenses. We intend to periodically evaluate our staffing and talent requirements and expect to add employees if that becomes a more appropriate resource alternative.

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

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

The Company’s industry is highly-competitive, and we have less capital and fewer resources than many of our competitors, which may give competitors an advantage in developing and marketing products similar to ours or make our products obsolete.

We participate in a highly competitive industry where we may compete with numerous other companies that offer alternative methods or approaches, and that may have far greater resources, more experience, and personnel more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

The Company may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business.

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

The Company also expects that new competitors may introduce products, systems or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing products, systems and services that have greater functionality or are less costly than the Company’s products, systems and services, and may be more successful in marketing such products, systems and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce the Company’s anticipated profit margins.

The Company’s services are new, and its industry is evolving.

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

Risks Related to Our Company

Our ability to achieve and maintain profitability is uncertain.

Our business strategy may result in increased volatility of future revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered.

Because of the anticipated nature of the products and services that we will attempt to develop, it is difficult to accurately forecast revenues and operating results, and these items could fluctuate in the future due to several factors. These factors may include, among other things, the following:

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

Management of growth will be necessary for us to be competitive.

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and stockholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We are entering a highly competitive market.

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

Risks Related to Our Common Stock

Our common stock is eligible for quotation on the over-the-counter-market but not listed on any national securities exchange.

Our shares of common stock are eligible for quotation on the OTCID Basic market under the symbol “SSGC.” Despite eligibility for quotation on the over-the-counter markets, no assurance can be given that any market for our common stock will develop or, if one develops, that it will be maintained for any period of time. Quotation on the over-the-counter markets is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a national securities exchange. In comparison to a listing on a national securities exchange, quotation on the over-the-counter markets is expected to have an adverse effect on the liquidity of shares of our common stock, both in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in analyst and media coverage. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

We will likely issue additional shares of our common stock and investment in our Company could be subject to substantial dilution

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. As of October 27, 2025, there were 187,511,196 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Trading in our common stock on the OTCID Basic market has been subject to wide fluctuations.

Our common stock is currently eligible for quotation on the OTCID Basic market administered by OTC Markets Group Inc. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to several factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our Articles of Incorporation and By-Laws provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our stockholders due to corporate resources being expended for the benefit of officers and/or directors.

Our Articles of Incorporation and By-Laws include provisions that are designed to fully eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of our directors and our stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties. Providing indemnification for officers and directors may divert the Company’s time and resources away from development of its primary products and services, which could harm the interests of stockholders.

We do not intend to pay dividends on any investment in the shares of common stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen

We have never paid any cash dividends on our common stock, and currently do not intend to pay any dividends for the near future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the price of our common shares. This may never occur, and investors may lose all their investment in our company.

Our common stock is a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is currently categorized as a “penny stock” as defined in Rule 3a51-1 of the Exchange Act and is subject to the requirements of Rule 15g-9 of the Exchange Act. Under this rule, broker-dealers who sell penny stocks must, among other things, provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, unless it becomes listed on a national securities exchange, our common stock will generally remain a “penny stock” until such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million or average revenues equal to at least $6 million for each of the last three years.

The penny-stock rules significantly limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock in a public broker’s transaction, if at all, at the times and prices that you feel are fair or appropriate.

The protection provided by the federal securities laws relating to forward-looking statements may not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including “penny stock” issuers. If we are determined to have issued a “penny stock,” we will not have the benefit of this statutory safe harbor protection in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that when recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Cybersecurity is an integral component of our business operations and software development practices. We are focused on developing secure cloud-based software solutions, and we recognize the importance of maintaining the confidentiality, integrity, and availability of our information systems and data.

Risk Management and Strategy

Our cybersecurity risk exposure primarily involves the protection of source code, confidential development data, and corporate information stored in cloud-based collaboration and hosting environments. We have implemented cybersecurity risk management practices that are appropriate for our current size, resources, and operational complexity. These practices include, among others:

●	Utilizing reputable third-party hosting and version control providers that maintain recognized security certifications (e.g., ISO 27001, SOC 2);
●	Implementing multi-factor authentication for company accounts and administrative access;
●	Conducting periodic reviews of user credentials and access privileges; and
●	Maintaining regular, secure backups of source code repositories.

To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition, or results of operations. As our business grows, we intend to expand our cybersecurity risk management protocols through the adoption of formal written policies, periodic third-party assessments, and a documented incident response plan.

Governance

The Board of Directors has ultimate oversight responsibility for cybersecurity risk as part of its overall risk management and corporate governance framework. Management is responsible for the implementation and monitoring of cybersecurity controls and for reporting material developments to the Board.

At present, we do not employ dedicated cybersecurity personnel due to our limited operational scale and financial resources. We currently conduct due diligence or ongoing reviews of qualified third-party service providers and advisors to support information security and assist management in identifying and addressing potential risks. The Board, at least annually, receives periodic updates from management regarding the effectiveness of these measures and any material developments in our cybersecurity posture.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

As previously reported, on September 18, 2023, Apex Funding Source, LLC (“Apex”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach by Blue Earth Resources, Inc. (“BERI”) of a loan agreement and alleged failure to pay $4,705,900 in principal and interest to Apex when due. The suit names Scott M. Boruff, our CEO and Chairman of the Company’s Board of Directors, “Grasshopper Staffing, Inc.,” and “Indeliving Holdings, Inc.,” as defendants in the suit. Apex alleges that Grasshopper Staffing, Inc. and IndeLiving Holdings, Inc. are each guarantors of the loan to BERI, which is an entity that has common management personnel with our Company. Our Company ceased using the Grasshopper Staffing, Inc. name years before the facts underlying the dispute arose, and IndeLiving Holdings, Inc. was a wholly-owned subsidiary of our Company that has been administratively dissolved.

On April 18, 2024, Apex filed a motion seeking partial summary judgment against BERI and Mr. Boruff in the amount of $4,705,900, plus their actual and reasonable attorneys’ fees. Neither Grasshopper Staffing, Inc. nor IndeLiving Holdings, Inc. was included in the order granting partial summary judgment.

In the event Apex attempts to enforce the alleged guarantees against our Company, which is not itself a named party to the proceedings , we believe we have valid defenses. In the judgment of the Company’s management, even if the remaining actions were adversely determined, they would not be reasonably likely to have a direct or indirect material adverse effect on the Company because no remaining subsidiaries exist. Based on the disposition of the claims against BERI and Mr. Boruff summarized above, we do not expect to provide any further updates on this matter.

Other than the foregoing, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a part or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is eligible for quotation on the OTCID Basic market administered by OTC Markets Group Inc. under the symbol “SSGC.” The OTCID Basic market is the successor the OTCPink Current Information market and a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

The following table shows, for the periods indicated, the high and low bid prices per share of the Company’s common Stock as reported by OTC Markets Group Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2024
First quarter ended October 31, 2023	$0.14	$0.05
Second quarter ended January 31, 2024	$0.11	$0.05
Third quarter ended April 30, 2024	$0.11	$0.04
Fourth quarter ended July 31, 2024	$0.13	$0.07

Fiscal Year 2025
First quarter ended October 31, 2024	$0.16	$0.06
Second quarter ended January 31, 2025	$0.42	$0.10
Third quarter ended April 30, 2025	$0.40	$0.23
Fourth quarter ended July 31, 2025	$1.43	$0.27

(b) Holders

As of October 27, 2025, there were 127 stockholders of record. Because shares of the Company’s common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is larger than the number of stockholders of record.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

As of July 31, 2025, the Company did not have in effect any compensation plans under which the Company’s equity securities are authorized for issuance.

Transfer Agent

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, NY 11598.

Recent Sales of Unregistered Securities

On June 25, 2025, we issued 462,121 shares of common stock to a previous lender pursuant to a make-whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share. The issuance of the shares was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)2 of that act.

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

Overview

SafeSpace Global Corporation (collectively the “Company,” “we,” “our” or “us”) is a multimodal AI technology solutions company with a dedicated team focused on driving safety innovation across multiple industries. We are currently marketing products and solutions that utilize advanced AI tools to monitor and enhance resident safety, reduce the risk of injuries, and improve overall care efficiency.

In April 2025, we completed a strategic rebranding initiative, adopted our current corporate name SafeSpace Global Corporation, and transitioned to the trading symbol “SSGC” for our common stock. These changes reflect our expanded mission to deliver life-saving multimodal AI technology solutions across a wide range of environments beyond healthcare, including schools, transit systems, correctional facilities, and commercial infrastructure. With operations spanning the United States, Europe, Singapore, and India, our branding supports SafeSpace’s evolution into a technology-driven global enterprise dedicated to protecting lives wherever people live, learn, travel, or work. We believe that this transformation strengthens our market positioning and aligns our corporate identity with our broadened strategic vision.

We market the following products and solutions, including our initial product, SafeSpace® Fall Monitoring, which utilizes advanced AI monitoring tools to enhance resident safety in senior living, reduce the risk of injuries, and improve overall care efficiency. Additionally, we have expanded our services and offerings beyond senior living facilities, into schools and transportation where we’ve recently launched these innovative solutions:

●	SafeFace™ Access Control – An advanced solution that leverages facial recognition to automatically and instantly unlock doors for registered staff and visitors, integrating seamlessly with an existing maglock system for a completely keyless and no badge entry.

●	SafeFace™ Time Compliance – A platform that monitors staff movements, rounds, and care tasks in real time, delivering actionable insights to leadership. These insights enable more informed decision-making and help streamline daily operations.

●	SafeGuard™ Wander Protection – Strategically-placed facial recognition cameras that trigger alerts when an at-risk resident is seen outside a secured unit, reducing immediate jeopardy situations and litigation.

●	SafeTrace™ Rapid Investigations – An innovative investigation solution—simply select a face to instantly retrieve video clips of that individual across facilities, anytime. Local data storage ensures security and cost efficiency, saving countless hours in investigations.

●	SafeSchool™ – Designed to address growing concerns around school safety by proactively detecting weapons and identifying persons of concern through real-time AI-based monitoring. The SafeSchool™ multimodal AI solution is designed to help protect students during school hours while offering peace of mind to guardians. The SafeSchool™ product offers proactive protection that cameras on their own cannot provide. Our software proactively alerts when weapons are detected or persons of concern (i.e. predators or non-custodial parents) are sighted, offering immediate situational awareness to deter a tragedy. We are actively working with external advisors, school administrators, and legal counsel to ensure that SafeSchool™ is deployed in a FERPA-compliant manner. We view FERPA compliance as a priority and are committed to aligning the SafeSchool™ offering with applicable privacy laws.

Strategy

SafeSpace Global Corporation is executing a focused growth strategy led by a world-class team of executives with deep experience in scaling innovative companies. Our leadership team combines proven operational expertise with a mission-driven commitment to safety and impact. Our primary objective is to expand the adoption of our life-saving multimodal AI technology across both existing and emerging verticals. These include senior living, education, transportation, and corrections—with future expansion planned into commercial infrastructure and high-risk institutional settings. To support this growth, we have strengthened our development team with senior IT architects, AI specialists, and systems engineers who are accelerating product innovation and market deployment on a global scale. A key pillar of this strategy is our dedicated sales force, which brings both deep domain knowledge and a shared commitment to leveraging AI to save lives. This integrated team is actively driving customer engagement, market penetration, and adoption of our multimodal safety solutions across diverse environments.

Financial and Operating Results

As of the date of this filing, the Company has approximately $6,500,000 in cash and cash equivalents from recent private placements. Management believes this adequately supports the Company’s five-year strategic plan enabling strategic initiatives, such as acquisitions, investments in advanced AI technology, and the expansion of its technology development team. SafeSpace Global Corporation remains committed to driving innovation in healthcare technology, with a focus on solutions that enhance safety, efficiency, and patient outcomes across various care settings.

Highlighted achievements for the twelve months ending July 31, 2025 include:

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

●	On June 26, 2025, we announced a strategic test pilot program with the Kansas City Area Transportation Authority in preparation for the FIFA World Cup 2026.

●	On July 7, 2025, we announced the appointment of Katie Piperata as our new Vice President of Senior Living.

●	We received $10,764,700 in net proceeds from the sale of our common stock at an average price of $0.116 per share during the twleve months ending July 31, 2025.

Results of Operations

Revenues

We had no Contract revenue or Cost of contracts during the year ended July 31, 2025. During the year ended July 31, 2024, we recognized $322,000 in Contract revenue and $239,948 in Cost of contracts.

Operating Expenses

The table below presents a comparison of our operating expenses for the years ended July 31, 2025 and 2024:

	For the Years Ended July 31,
	2025	2024	$ Change	%Change

Executive compensation	$679,061	$359,942	$319,119	89%
Salaries and wages	166,882	-	166,882	-
Bonuses and incentives	145,395	-	145,395	-
Contract labor	216,596	-	216,596	-
Professional fees	544,516	64,556	479,960	743%
Insurance	75,332	-	75,332	-
Software development	157,327	40,805	116,522	286%
Sales support	64,006	-	64,006	-
Travel and entertainment	270,940	25,709	245,231	954%
Advertising and marketing	244,313	9,919	234,394	2363%
Rent expense	77,006	-	77,006	-
Office expense	87,308	7,051	80,257	1138%
Other	27,544	8,298	19,246	232%
Total Selling, general & administrative	2,756,226	516,280	2,239,946	434%
Stock-based compensation	1,575,211	186,643	1,388,568	744%
Amortization	421,955	221,919	200,036	90%
Impairment of intangibles	46,225	140,770	(94,545)	(67)
Total Operating Expenses	$4,799,617	$1,065,612	$3,734,005	350%

Officers’ Compensation - Officers’ compensation increased $319,119, or 89%, over the prior period primarily due to the addition of the President & Chief Strategy Officer, increased pay for the Chief Financial Officer and Chief Executive Officer compared to the previous period and the addition of our Chief Revenue Officer. Additionally, the Company’s officers accepted voluntary pay reductions in the prior comparable period.

Salaries and wages – Salaries and wages increased $166,882 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Bonuses and incentives – Bonuses and incentives increased $145,395 over the prior period and is attributable to bonuses and incentive payments for the addition of new officers and personal.

Contract labor – Contract labor increased $216,596 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Professional Fees - Professional fees increased $479,960, or 743% over the same period in the prior year primarily due to increased legal, accounting, and IT support fees and the addition of a grant writing consultant.

Insurance – Insurance expense increased $75,332 over the prior period and is attributable to no insurance expenses in the prior comparable period, due to the addition of health, dental and business insurance.

Software Development – Software development expenses increased $116,522, or 286% over the same period in the prior year due to an increase in the use of independent contractors and consultants for specific development projects.

Sales support– Sales support expense increased $64,006 over the prior period and is attributable to no sales support expenses during the prior comparable period.

Travel and entertainment – Travel and entertainment expense increased $245,231, or 954% over the same period in the prior year. The increase is primarily due to increased business travel.

Advertising and Marketing - Advertising and marketing costs increased $234,394, or 2,363% over the same period in the prior year due to increased promotional activities.

Rent expense – Rent expense increased $77,006 over the same period in the prior year due to no rent expense in the prior year.

Office expense - Office expense increased $80,257, or 1,138% primarily due to increases in office expense activity over the same period in the prior year.

Other - Other expenses increased $19,246, or 232% over the same period in the prior year primarily due to limited activity over the same period in the prior year.

Stock-based Compensation - Stock-based compensation expense increased $1,388,568, or 744% from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expenses increased $200,036, or 90% over the same period in the prior year, primarily due to a reduction in the estimated useful life from three years to two years of software development costs.

Impairment of Intangibles - Impairment of intangibles decreased $94,545, or 67% over the same period in the prior year. The impairment expense relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the years ended July 31, 2025 and 2024:

	For the Years Ended July 31,
	2025	2024	$ Change	%Change

Interest income	$85,909	$-	$85,909	-
Interest expense	(38,509)	(55,079)	16,570	30%
Extinguishment of liabilities	113,645	279,903	(166,258)	(59)%
Gain on settlements	-	56,250	(56,250)	-
Total Other Income (Expense)	$161,045	$281,074	$(120,029)	(43)%

Interest income - Interest income increased $85,909 for fiscal 2025, resulting from interest earned from our outstanding cash balances. We had no interest income in fiscal 2024.

Interest Expense - Interest expense decreased $16,570, or 30%, over the prior year. Interest expense decreased due to the payoff of all outstanding debt.

Extinguishment of Liabilities – Extinguishment of liabilities decreased $166,258, or 59% compared to the prior year. In 2024 the company recorded an extinguishment of liabilities of $279,903 as management determined it was more likely than not that the Company would not be required to settle the obligations, which were recorded on the books of a non-operating subsidiary offset. In 2025, the company recorded income of $113,645 as holders exchanged 5% Convertible Promissory Notes plus accrued interest through the conversion date at a conversion price of $0.50 per share, the settlement of the Note Payable to Acorn Management Partners offset by a loss for the unamortized issuance costs from the extinguishment of the Platinum Note.

Gain on Settlements – In the prior year we recorded a gain on settlements of $56,250 upon the settlement amounts owed to a consultant that were expensed in a prior year. We had no gain on settlements in 2025.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the fiscal year ended July 31, 2025 and fiscal year ended July 31, 2024:

	July 31, 2025	July 31, 2024
Current assets	$7,640,434	$222,584
Current liabilities	(366,011)	(1,022,522)
Working capital surplus (deficiency)	$7,274,432	$(799,938)

Current assets for the period ending July 31, 2025 changed $7,417,850 as compared to the fiscal year ended July 31, 2024. The increase is primarily due to the receipt of $10,764,700 in net proceeds from the sale of our common stock at an average price of $0.116 per share for the period ending July 31, 2025.

Current liabilities for the period ending July 31, 2025 decreased $656,511 as compared to the fiscal year ended July 31, 2024. The decrease is primarily due to decreases in accounts payable and accrued expenses and a reduction in the Notes payable and Notes payable, related party.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $2,676,309 for the period ending July 31, 2025, as compared to net cash used by operating activities of $267,729 for the comparable prior period. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, related party items.

Net Cash Used by Investing Activities

Net cash used by investing activities for the development of software for our internal use was $175,747 for the period ending July 31, 2025. We did not incur net cash used in investing activities during the comparable prior period. management anticipates approximately $500,000 in capitalized software development costs during next fiscal year to support ongoing product innovation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10,222,884 for the period ending July 31, 2025, which represents a $9,780,004 increase over the same period in the prior year. The increase is primarily due to the receipt of $10,764,700 in net proceeds from the sale of our common stock at an average price of $0.116 per share offset by payments of amounts owed to related parties.

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

We believe the following critical policies impact our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Intangible Assets

Intangible assets consist of patents, our website, and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized over their expected useful life on a straight-line basis. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life.

Impairment of Long-Lived Assets

Long-lived assets such as property, equipment, and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.

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

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2025.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of July 31, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments. At July 31, 2025, there was no floating rate debt that would expose us to market fluctuations in interest rates.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date we did maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized, and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2025, our internal controls over financial reporting were not effective.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2025, our internal control over financial reporting is not effective based on these criteria. Management identified a material weakness related to the concentration of control in a single individual without adequate compensating controls overseeing the approval of the procurement and expense reimbursement process. Management is in the process of developing and implementing controls in place to mitigate those risks going forward. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except for the remediation of previously identified material weaknesses, there were no changes in our internal control over financial reporting during our most recently completed fourth quarter of the fiscal year end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended July 31, 2025.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of the dates indicated. The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

Name	Age	Title
Scott M. Boruff	62	Chief Executive Officer, Chairperson, Director
Timothy R. Brady	63	Chief Financial Officer
Dustin M. Hillis	43	President and Chief Strategy Officer
Theo Davies	45	Chief Revenue Officer
Anand Ijju	58	Chief Technology Officer
Susan A. Reyes	62	Chief Medical Officer
G. Shayne Bench	52	Director
Anthony Chapman	66	Director
Micheal J. Burt	49	Director
Larry Kloess III	70	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott M. Boruff, Chief Executive Officer, Chairperson, Director, Age 62

Mr. Boruff has served as our Chief Executive Officer and Sole Director since 2018. Since May 2021, he has served as an outsourced, contracted Chief Executive Officer and Director. He has been the sole officer and director of IndeLiving Holdings, Inc., since the Company’s formation in 2016. Mr. Boruff has also served as the Manager of Platinum Equity Advisors, LLC (“Platinum Equity”) since its formation in 2016. In addition to providing consulting and advisory services, Platinum Equity has interests in a real estate brokerage firm and a luxury real estate auction firm. Mr. Boruff is a proven executive with a diverse business background in investment banking and real estate development. He currently serves as Manager of Own Shares, LLC, a privately held holding company with interests in various entertainment ventures, and Managing Member of Stonewalk Companies, a privately held real estate development company. As a professional in investment banking, he specialized in consulting services and strategic planning with an emphasis on companies in the oil and gas field. Mr. Boruff served as a member of the Board of Directors of Miller Energy Resources, Inc., a publicly traded company, from August 2008 until March 2016, serving as Executive Chairman of the Board of Directors from September 2014 until March 2016 and Chief Executive Officer from August 2008 to September 2014. In October 2015, when it was being led by a successor management team, Miller Energy Resources, Inc. filed a voluntary petition for reorganization under chapter 11 of title 11 of the U.S. Code in a pre-packaged bankruptcy. It remained a debtor in possession and emerged from bankruptcy in March 2016. Mr. Boruff was a director and 49% owner of Dimirak Securities Corporation, a broker-dealer and member of FINRA, from April 2009 until July 2012. In July 2012, Mr. Boruff sold his interest in Dimirak. He has more than 30 years of experience in developing commercial real estate projects and from 2006 to 2007 Mr. Boruff successfully led transactions averaging $150 to $200 million in size while serving as a director of Cresta Capital Strategies, LLC. Mr. Boruff received a Bachelor of Science degree in Business Administration from East Tennessee State University.

Timothy R. Brady, Chief Financial Officer, Age 63

Timothy Brady has served as our Chief Financial Officer (“CFO”) since October 1, 2024. Mr. Brady previously served as CFO and Treasurer of Northern Industrial Sands, LLC, a privately held supplier of northern white frac sand, from July 2016 to August 2020. In addition, Mr. Brady previously served as CFO and Treasurer of Dakota Plains Holdings, Inc., a publicly traded midstream energy company, from September 2011 to April 2016. Mr. Brady was instrumental in uplisting the Company from the OTC Pink Sheets to the NYSE. Before joining Dakota Plains, Mr. Brady served as one of three founders and CFO of Encore Energy, a privately held independent operator of oil and natural gas properties, from May 2011 through September 2011. Prior to that position, Mr. Brady served as the CFO from April 2010 through May 2011 of Allied Energy Inc., a publicly traded oil and natural gas company, and served on its board of directors, where Mr. Brady was able to upgrade the firm to the highest grading level on the OTC Market tier. Prior to that position, Mr. Brady was an independent consultant for eight years. Mr. Brady has over 40 years of financial experience within the energy, financial services, and manufacturing industry. Mr. Brady has experience with SEC reporting, balance sheet management, investor relations, treasury, mergers and acquisitions, audit, internal controls implementation, and compliance. Mr. Brady holds a Bachelor of Science degree in Finance from Indiana University and an MBA from Loyola University of Chicago.

Dustin M. Hillis, President and Chief Strategy Officer, Age 43

Dustin M. Hillis has served as our Chief Strategy Officer since June 15, 2024. On December 30, 2024, Mr. Hillis was promoted to President and continued to act as our Chief Strategy Officer. Mr. Hillis brings a wealth of experience and a proven history of success to the Company. Prior to joining our executive team, Mr. Hillis was the CEO of a global conglomerate, managing and expanding 20 diverse international businesses, with a workforce of over 2,000 individuals worldwide. His career spanned two decades within the family of companies. Mr. Hillis’ multifaceted expertise in leadership, strategic growth, and operational excellence has been recognized through numerous accolades, including being named a “Top 10 CEO” by Industry Era and one of the “Top 50 Consulting CEOs” by the Consulting Report. In addition to his corporate accomplishments, Mr. Hillis is an Amazon ‘Best Selling Author,’ an international real estate investor, as well as a sought-after keynote speaker who has delivered addresses across the globe. His broad influence and insights across various industries have been pivotal to his career success.

Theo Davies, Chief Revenue Officer, Age 45

Theo Davies has served as our Chief Revenue Officer since April 17, 2025. Mr. Davies was a former Google executive, who was the Head of Sales Enablement for Asia-Pacific. Mr. Davies brings a wealth of global expertise and leadership to SafeSpace Global. His exceptional background, including a master’s in mathematics, from the University of Edinburgh and an MBA from India’s top business school, SP Jain, Mr. Davies has consistently demonstrated his ability to develop world-class business strategies, build high-performing teams, and drive groundbreaking innovation within the Company’s international business.

Anand Ijju, Chief Technology Officer, Age 58

Anand Ijju has served as our Chief Technology Officer since April 10, 2025. Prior to joining SafeSpace Global, Mr. Ijju was the Executive Vice President of ProKarma (Concentrix), a global IT solutions company, where he was instrumental in scaling the business to over half a billion dollars in revenue, before its successful exit. ProKarma’s revenue at the time of sale to Concentrix was $525 million, with a valuation of approximately $1.5 billion. Over the past two decades, Mr. Ijju has held executive technology leadership roles in high-growth companies, driving innovation across AI, data engineering, and scalable cloud infrastructure. His ability to turn vision into world-class products positions SafeSpace Global Corporation for explosive growth.

Susan A. Reyes, M.D., Chief Medical Officer, Age 62

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

G. Shayne Bench, Independent Director – Audit Committee Chair, Age 52

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

Anthony Chapman, Independent Director – Nominating Committee, Age 66

Anthony Chapman is an Independent Director and Chair of our Nominating Committee. Mr. Chapman, a former Special Operations Intelligence Officer and founding member of one of the most classified divisions in Joint Special Forces, brings decades of elite military, security, and strategic consulting experience to the company’s leadership team. Mr. Chapman is a decorated American hero with a career spanning over 40 years, including pivotal roles in military intelligence, corporate security, and executive leadership. As the President of Chapman Consulting Group, since 2001, Mr. Chapman has built and led a global consulting business, employing hundreds of elite former special operations team members to support U.S. allies worldwide.

Micheal J. Burt, Independent Director – Compensation Committee, Age 49

Micheal J. Burt has served as an Independent Director since August 23, 2024. Micheal “Coach” Burt is recognized as the unparalleled authority in awakening the Prey Drive within individuals and guiding them to unparalleled accomplishments. With a career spanning over three decades, Coach Burt has solidified his reputation for transformative coaching excellence across a spectrum of industries. As the Founder of The Greatness Factory in Nashville, Tennessee, Coach Burt has elevated his coaching philosophy to an art form. His approach goes beyond conventional motivation, delving deep into the intricacies of activating the Prey Drive - an insatiable pursuit of excellence that propels individuals to achieve their goals with unwavering determination. With a storied history of cultivating top performers, Coach Burt empowers individuals to not only tap into their unique brilliance but also to translate it into thriving ventures. His methodologies offer a proven blueprint for turning ideas into tangible success. Coach Burt is the author of “Flip the Switch,” which is a must-read for anyone looking to take their personal and professional growth to the next level. Mr. Burt currently resides in Nashville, Tennessee.

Larry Kloess, Director, Age 70

Lawrence (‘Larry’) H. Kloess III has served as our board member as of April 15, 2025. Mr. Kloess is a retired hospital CEO with 30 years of service at HCA, including his tenure as CEO of HCA’s flagship hospital, TriStar Centennial Medical Center, from 1998-2005, and then President of HCA’s TriStar Division from 2005-2012. TriStar is HCA’s largest division of 22 hospitals serving communities in TN, KY, and GA. After retiring from HCA in 2012, Larry joined Clayton Associates, a Nashville-based venture capital firm; becoming the firm’s Chairman in 2015. He subsequently founded a healthcare consulting firm in Nashville (“FKP Advisors”) while serving on the Advisory Boards of FCA Venture Partners and Altitude Ventures. From 2016 to 2025, Larry served on the Belmont University Board of Trustees as Chair of the Board’s Finance Committee. Larry is a founding Board member of Shore Capital Partners’ portfolio company, EyeSouth Partners, based in Atlanta. Larry also actively supports a number of Christian charities, including the Men of Valor prison ministry, where he served as its Treasurer and Board Chairman for many years. Larry also served as Chairman of the Board for the Tennessee Hospital Association in 2011, and received the “Hero of Business Award” from Lipscomb University’s College of Business in 2016. Larry earned his bachelor’s degree in Healthcare Management from the University of Alabama, and his master’s degree in Hospital and Health Administration from Xavier University in Cincinnati. He is a Fellow in the American College of Healthcare Executives.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the Company’s directors or executive officers has, during the past ten years, except as set forth below:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to (i) an alleged violation of any federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Delinquent Section 16(a) Reports

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act, as amended, the reports required to be filed with respect to transactions in our common stock during fiscal 2025 were timely filed other than one late report for Micheal J. Burt regarding a share award in connection with his commencement of service in August 2024; two late reports for Timothy R. Brady regarding the commencement of his service as a reporting person and an award of fully vested stock in December and October 2024, respectively; and three late reports for Dustin M. Hillis regarding a restricted stock award in October 2024, and purchases of shares from the Company in October 2024 and February 2024. Additionally, each of Anthony Chapman, and Theo Davies, Anand Ijju, and Larry Kloess III have not yet filed a Form 3 reporting their commencement of service as reporting persons as of March 14, 2025, April 17, 2025, May 1, 2025, and April 14, 2025, respectively. Mr. Ijju has not yet reported an award of restricted stock received on May 1, 2025 and Mr. Davies has not yet reported an award of fully vested stock received as of April 17, 2025.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only six officers and four directors, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees and operations.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions and transactions in our securities by our directors, officers and employees, which is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as any applicable listing standards. The text of our insider trading policy is filed as Exhibit 19 to this Report.

Policies and Practices Related to the Grant of Certain Equity Awards

We have not historically granted any options to purchase our common stock, and we do not have an equity incentive plan in place to facilitate any such awards. We also do not have any formal policy that requires us to grant, or avoid granting, equity awards to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

As a result, in all cases, the timing of the grant of stock options, if any, would occur independently of the release of any material, non-public information, and we do not time the disclosure of material non-public information for the purpose of affecting the value or exercise price of such stock options.

During fiscal 2025, no stock options were granted to our executive officers during the period beginning four business days before, and ending one business day after, the filing or furnishing of such report the filing of a Form 10-Q or Form 10-K, or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,
●	our principal financial officer or other individual serving in a similar capacity,
●	our three most highly compensated executive officers, other than our principal executive officer and our principal financial officer, who were serving as executive officers at July 31, 2025 and 2024 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934.

Summary Compensation Table (in dollars)

Name and Principal	Fiscal			Stock	Non-Equity Incentive Plan	Non-Qualified Deferred Compensation	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total

Scott B. Boruff	2025	240,000	-	-	-	-	10,291	250,291
Chief Executive Officer and Director (1)	2024	-	-	-	-	-	102,000	102,000

Timothy R. Brady	2025	103,750	-	179,100	-	-	8,932	291,782
Chief Financial Officer (3)	2024	-	-	-	-	-	-	-

Dustin M. Hillis, Pres. &	2025	106,249	-	100,000	-	-	10,751	217,000
Chief Strategy Officer (2)	2024	-	-	54,500	-	-	12,500	67,000

Susan A. Reyes MD	2025	24,000	-	-	-	-	-	24,000
Chief Medical Officer (4)	2024	52,000	-	6,706	-	-	-	30,706

Anand Ijju	2025	31,250	-	-	-	-	107,738	138,988
Chief Technology Officer (5)	2024	-	-	-	-	-	-	-

Theo Davies	2025	42,719	-	351,575	-	-	66,600	460,894
Chief Revenue Officer (6)	2024	-	-	-	-	-	-	-

(1)	Mr. Boruff has served as our Chief Executive Officer and as a Director since March 13, 2018.
(2)	Mr. Hillis has served as our Chief Strategy Officer since June 15, 2024.
(3)	Mr. Brady has served as our Chief Financial Officer since December 1, 2024.
(4)	Ms. Reyes has served as our Chief Medical Officer since September 1, 2020.
(5)	Mr. Ijju served as our Chief Technology Officer since May 1, 2025.
(6)	Mr. Davies Served as our Chief Revenue Officer since December 5, 2024

Director Compensation

Director compensation is determined on a case-by-case basis.

On September 8, 2022, G. Shayne Bench was appointed to our board of directors for a term of one (1) year. As compensation for Mr. Bench’s service, he received a one (1) year restricted stock award of 846,093 shares of the Company’s common stock. The restricted stock award shall vest ratably, on a monthly basis, at the end of each month of completed service, and any vested shares shall be issued quarterly in conjunction with the ending of the Company’s normal quarterly reporting periods. Mr. Bench’s appointment to our Board of Directors was reaffirmed on September 8, 2023 and September 8, 2024 and on April 24, 2025 and on this date was awarded another 80,000 shares of the Company’s common stock. We recognized $17,814 for Mr. Bench in stock-based compensation expense for fiscal year 2025.

On August 23, 2024, Micheal J. Burt was appointed to our board of directors for a term of three (3) years and shall continue until canceled by the Company. Either party has the right to cancel the remaining term of the appointment on each yearly anniversary date by providing written notice to the other party at least 30 days prior to the anniversary date the cancelation is to become effective. As compensation for Mr. Burt’s service, he received a three (3) year restricted stock award of 2,000,000 shares of the Company’s common stock. The restricted stock award shall vest 1,000,000 shares on August 25, 2024, 333,334 shares on August 25, 2025, 333,333 shares on August 25, 2026 and 333,333 shares on August 25, 2027. We recognized $67,500 for Mr. Burt in stock-based compensation expense for fiscal year 2025.

On March 14, 2025, Anthony Chapman was appointed to our board of directors for a term of three (3) years and shall continue until canceled by the Company with 30 days written notice. As compensation for Mr. Chapman’s service, he received a three (3) year restricted stock award of 400,000 shares of the Company’s common stock. The restricted stock award shall vest ratably over a three (3) year period on the first, second and third anniversary of his appointment to the board of directors.

On April 13, 2025, Lawrence H. Kloess, III, a member of FKP Advisors LLC, was appointed to our board of directors for a term of one (1) year and shall continue until canceled by the Company with 30 days written notice. As compensation for Mr. Kloess’s service, he received a three (3) year restricted stock award of 133,332 shares of the Company’s common stock. The restricted stock award shall vest ratably over a three (3) year period on the first, second and third anniversary of his appointment to the board of directors. We recognized $5,488 for Mr. Kloess in stock-based compensation expense for fiscal year 2025.

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses to attend board meetings.

Executive Compensation Agreements

Scott M. Boruff, CEO

On January 31, 2024, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. Effective as of August 1, 2023, the Company shall pay Platinum an annual base fee of $102,000. The initial base fee is intended to compensate Platinum for a time commitment of up to 1/3 of the CEO’s time, attention, skill and best efforts to the Company. To compensate for a significant increase in its time commitments, the base fee was increased to $240,000 effective August 1, 2024. Subject to further Board approval, the base fee could be increased to a maximum annual amount of $306,000 to better reflect the value of any future increases in the CEO’s time commitment to the Company. In addition to the base fee, Platinum is entitled to a discretionary bonus fee, equity awards and other benefits as may be awarded by our Board of Directors. During the term of the Contract CEO Agreement, Mr. Boruff is entitled to participate in any employee benefit plans, programs or arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company. On October 1, 2025, Mr. Boruff’s annual compensation was increased to $315,000.

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

Dustin M. Hillis, President & CSO

Effective June 15, 2024, we entered into a Non-Employee Chief Strategy Officer Engagement Agreement (the “Contract CSO Agreement”) with Dustin M. Hillis to provide the services of Chief Strategy Officer for a term of three (3) years. Under the terms of the Contract CSO Agreement, the Company shall pay Mr. Hillis an annual base fee of $100,000. In addition to the base fee, Mr. Hillis is entitled to a discretionary bonus fee, equity incentive awards and other benefits as may be awarded by our Board of Directors. Upon collection from the customer, the Contract CSO Agreement provides for a new business sales commission equal to 15% of the gross amount of any new software licensing fees and/or support and maintenance fees earned by the Company on sales occurring after the effective date, and shall also be entitles to an 8% recurring business sales commission on any recurring software support and maintenance fees collected by the Company. Upon execution of the Contract CSO Agreement, Mr. Hillis received a stock grant of 1,000,000 shares of the Company’s common stock. On January 1, 2025, his agreement was amended, and Mr. Hillis’s title was changed to President and Chief Strategy Officer and his compensation was increased to $150,000 per annum. On October 1, 2025, Mr. Hillis’s annual compensation was increased to $225,000.

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

Timothy R. Brady, CFO

Effective as of October 1, 2024, Timothy R. Brady was appointed by the Board of Directors (the “Board”) of SafeSpace Global Corporation to the position of Chief Financial Officer. Mr. Brady initially served as our Chief Financial Officer on a fractional basis and commenced service as Chief Financial Officer on a full-time basis as of December 1, 2024. In connection with the commencement of his full-time service to the Company in December, the Company entered into a Non-Employee Chief Financial Officer Engagement Agreement dated December 1, 2024. Pursuant to the agreement, Mr. Brady is entitled to an initial monthly base salary of $10,000 and received 2,000,000 shares of the Company’s common stock. The Board or its compensation committee may grant Mr. Brady other long-term incentive awards in the form of equity awards, cash incentives or otherwise, from time to time and in the discretion of the Board or its committee. Mr. Brady is also entitled to a 2% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. The Company has agreed to pay Mr. Brady an annual bonus subject to achievement by the Company of Board-established corporate goals and to recognized other achievements by the Company or Mr. Brady during the year. Mr. Brady is entitled to participate in any employee benefit plans, programs and arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company (including, without limitation, group medical insurance plans, life insurance plans, and 401(k) plans), subject to and on a consistent basis with the terms, conditions and overall administration of such plans, programs and arrangements. A First Amendment was signed effective April 1, 2025, and the monthly base salary was increased to $12,500. At the discretion of the Board of Directors, Executive’s Base Fee may be increased. On October 1, 2025, Mr. Brady’s annual compensation was increased to $225,000.

The Employment Agreement terminates upon the death or disability of Mr. Brady, and may be terminated by us for cause, or by Mr. Brady for any reason. If the Employment Agreement is terminated by us for cause, upon his death or disability, at non-renewal or by Mr. Brady, he is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Mr. Brady for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Mr. Brady’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

Anand Ijju, CTO

On April 10, 2025, we appointed Mr. Anand Ijju, as our Chief Technology Officer (CTO). Mr. Ijju’s employment with the Company begin on May 1, 2025. Mr. Ijju entered into a three-year agreement with the Company. As compensation, the Company agreed to pay Mr. Ijju an annual salary of $150,000 and Mr. Ijju is entitled to discretionary bonuses as may be awarded from time to time by the Company’s Board of Directors. As additional compensation the Company granted Mr. Ijju a stock grant of 500,000 shares of the Company’s common stock. The stock grant shall be non-qualified and shall become vested annually over three years beginning on May 1, 2026. Mr. Ijju is entitled to participate in any employee benefit plans, programs and arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company (including, without limitation, group medical insurance plans, life insurance plans, and 401(k) plans), subject to and on a consistent basis with the terms, conditions and overall administration of such plans, programs and arrangements.

The Employment Agreement terminates upon the death or disability of Mr. Ijju, and may be terminated by us for cause, or by Mr. Ijju for any reason. If the Employment Agreement is terminated by us for cause, upon his death or disability, at non-renewal or by Mr. Ijju, he is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Mr. Ijju for good reason, we are obligated to pay him severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Mr. Ijju’s employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay him an amount equal to 2.99 times his annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

Susan A. Reyes, M.D., CMO

On January 31, 2024, in connection with the appointment of Susan A. Reyes, MD as Chief Medical Officer of the Company, the Company and Dr. Reyes entered into an employment agreement (the “Reyes Employment Agreement”) with an initial term of three (3) years. Effective as of August 1, 2024, the Company shall pay Dr. Reyes a base salary at the rate of $24,000 per annum. The initial base salary is intended to compensate Dr. Reyes for a fractional devotion of her time, attention, skill and best efforts to the Company. At the discretion of the Chief Executive Officer, the base salary may be increased to a maximum annual amount of $92,000 to better reflect the value of any future increases in Dr. Reyes’ time commitment to the Company. Dr. Reyes is also entitled to paid vacation and sick leave, and participation in any employee benefit plans or programs we may offer. In addition, Dr. Reyes is eligible for equity awards and other benefits as approved by the Board of Directors. The initial term of the Employment Agreement will automatically be renewed for an additional one-year term unless either party provides notice of non-renewal.

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

Theo Davies, CRO

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

The Employment Agreement terminates upon the death or disability of Mr. Davies, and may be terminated by us for cause, or by Mr. Davies for any reason. If the Employment Agreement is terminated by us for cause, upon his death or disability, at non-renewal or by Mr. Davies, she is only entitled to receive base salary accrued but not paid through the date of termination, and in the case of termination due to death or disability, a pro rata payment of the annual incentive earned for the year of termination. If the Employment Agreement is terminated by us without cause or by Mr. Davies for good reason, we are obligated to pay his severance equal to one year’s base salary and any unpaid incentive compensation. In addition, if at any time during the term of the Employment Agreement Mr. Davies’ employment is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay her an amount equal to 2.99 times her annualized compensation. “Change in Control” is defined in the Employment Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. The Employment Agreement contains customary invention assignment, non-compete and non-solicitation provisions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 27, 2025, the ownership of our common stock by each stockholder who is known to us to beneficially own more than 5% of our outstanding common stock, by each director and nominee for the office of director, by our named executive officers, and by all directors and executive officers as a group. On that date, there were 187,511,196 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares
Directors and Named Executive Officers
Scott M. Boruff	22,767,697	(1)	12.2%
Timothy R. Brady	2,000,000		1.1%
Dustin M. Hillis	7,254,500	(2)	3.9%
G. Shayne Bench	2,426,093	(3)	1.3%
Micheal J. Burt	1,909,090		1.0%
Theo Davies	2,500,000		1.3%
Anand Ijju	1,000,000		*
Susan A. Reyes	1,775,026		*
Anthony Chapman	1,500,000		*
Lawrence H. Kloess, III	1,000,000		*
All directors and current executive officers as a group	44,132,406		23.6%

*	Less than 1.0%.
(1)	Consists entirely of shares held by Platinum Equity Advisors, LLC, of which Mr. Boruff’s spouse, Julie Boruff, is the sole member.
(2)	Includes 6,020,000 shares held by All Things New Ventures, LLC, of which Mr. Hillis is the sole member.
(3)	Includes 2,346,093 shares held by Bucuti Investments, LLC, of which Mr. Bench is the sole member.

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

The Company has periodically obtained loans from related parties, primarily shareholders for which there are no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2025 and 2024, related parties were owed $2,339 and $30,925, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 4 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At July 31, 2025 and 2024, we owed Platinum Equity $5,492 and $151,386, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 4 - Accounts Payable and Accrued Expenses, Related Party). The foregoing description of the Contract CEO Agreement does not purport to be complete and is qualified by the text of the Contract CEO Agreement, which is filed as Exhibit 10.2 to this Report.

On December 31, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $373,957 which included $51,283 of unamortized deferred financing costs (See Note 6 – Notes Payable, Related Party). At July 31, 2025 all outstanding balances were paid off. The note, plus accrued interest, is due on December 12, 2024. At July 31, 2024, accrued but unpaid interest on the note was $5,583 (See Note 4 – Accounts Payable and Accrued Expenses, Related Party). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties. On June 12, 2024, the company issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $410,207 (See Note 6 – Notes Payable, Related Party). The note, plus accrued interest, was due on December 12, 2024. At July 31, 2024, accrued but unpaid interest on the note was $5,583.

For the fiscal year ending July 31, 2025, the Company recognized $57,006 in office rent expense included in “Selling, general and administrative” on our consolidated statements of operations related to a month-to-month sublease agreement with Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control for use of certain office space.

Director Independence

We currently have three independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The Nasdaq Stock Market to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
●	The director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

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

	July 31, 2025	July 31, 2024
Audit Fees	$57,500	$42,500
All Other Fees	-	-
Total	$57,500	$42,500

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Audit Committee approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025)

4.1*	Description of Securities

10.1¥	Employment Agreement with Susan A. Reyes, M.D., dated January 31, 2024 (incorporated by reference to Exhibit 10.4 to quarterly report on Form 10-Q for the quarter ended January 31, 2024)

10.2¥	Non-Employee Chief Executive Officer Engagement Agreement with Platinum Equity Advisors, LLC, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the quarter ended January 31, 2024)

10.3¥	Non-Employee President & Chief Strategy Officer Engagement Agreement between the Company and Dustin M. Hillis, dated January 1, 2025 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed with the SEC on February 24, 2025)

10.4¥	First Amendment to Non-Employee President & Chief Strategy Officer Engagement Agreement with Dustin M. Hillis, dated January 1, 2025(incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the quarter ended April 30, 2025)

10.5¥	Consulting Agreement between the Company and G. Shayne Bench, effective August 26, 2022 (incorporated by reference to Exhibit 10.6 to annual report on Form 10-K for the fiscal year ended July 31, 2022)

10.6¥	Statement Of Work between the Company and Timothy R. Brady dated September 19, 2024 and beginning October 1, 2024 (incorporated by reference to Exhibit 10.8 to annual report on Form 10-K for the fiscal year ended July 31, 2024)

10.7¥	Non-Employee Chief Financial Officer Engagement Agreement with Timothy R. Brady, dated December 1, 2024 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed on February 24, 2025)

10.8¥	First Amendment to Non-Employee Chief Financial Officer Engagement Agreement with Timothy R. Brady, dated April 1, 2025 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the quarter ended April 30, 2025)

10.9¥	Chief Technology Officer Employment Agreement with Anand Ijju, dated May 1, 2025 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed with the SEC on April 10, 2025)

10.10¥	Chief Revenue Officer Employment Agreement with Theo Davies, dated April 17, 2025 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed with the SEC on April 17, 2025)

10.11¥	Board Member Agreement with FKP Advisors LLC, dated April 15, 2025 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed with the SEC on April 21, 2025)

19*	Insider Trading Policy

24*	Powers of Attorney

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements from the annual report on Form 10-K for the year ended July 31, 2025, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets; (ii) Statements of Operations, (iii) Statements of Shareholders’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements, (vi) the information set forth in Part II, Item 9B, and (vii) the information set forth in Part III, Item 10.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith
¥ Executive Compensation Agreement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFESPACE GLOBAL CORPORATION

Date: October 29, 2025	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott M. Boruff	Chief Executive Officer, Director	October 29, 2025
Scott M. Boruff	(principal executive officer)

/s/ Timothy R. Brady	Chief Financial Officer	October 29, 2025
Timothy R. Brady	(principal financial and accounting officer)

*	Director	October 29, 2025
G. Shayne Bench

*	Director	October 29, 2025
Micheal J. Burt

*	Director	October 29, 2025
Anthony Chapman

*	Director	October 29, 2025
Lawrence H. Kloess III

*Scott M. Boruff, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

Date: October 29, 2025	By:	/s/ Scott M. Boruff
Scott M. Boruff
Attorney in Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SafeSpace Global Corporation, Inc. 311 S. Weisgarber Road

Knoxville, TN 37919

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SafeSpace Global Corporation, Inc. (the “Company”) as of July 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two- year period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2019.

Knoxville, Tennessee

October 29, 2025

SAFESPACE GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 31, 2025	July 31, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,546,390	$175,562
Accounts receivable, net	-	14,000
Prepaid expenses	94,044	33,022
Total current assets	7,640,434	222,584

OTHER ASSETS:
Intangibles	290,469	506,743
Total assets	$7,930,903	$729,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$315,707	$182,784
Accounts payable and accrued expenses, related party	7,831	187,894
Payroll related liabilities	42,473	16,637
Notes payable, related party	-	410,207
Notes payable	-	225,000
Total current and total liabilities	366,011	1,022,522

STOCKHOLDERS’ DEFICIT:
Common stock par value $0.001; 200,000,000 shares authorized; 185,497,862 and 79,853,696 shares issued and outstanding as of July 31, 2025 and 2024, respectively	185,498	79,854
Additional paid-in capital	28,332,617	15,941,603
Accumulated deficit	(20,953,223)	(16,314,652)
Total stockholders’ equity (deficit)	7,564,892	(293,195)
Total liabilities and stockholders’ deficit	$7,930,903	$729,327

See accompanying notes to the consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2025	2024

REVENUE:
Contract revenue	$-	$322,000
Cost of contracts	-	(239,948)
Gross profit	-	82,052

OPERATING EXPENSES:
Selling, general & administrative	2,756,225	516,280
Stock-based compensation	1,575,211	186,643
Amortization of intangibles	421,955	221,919
Impairment of intangibles	46,225	140,770
Total operating expenses	4,799,616	1,065,612

OPERATING LOSS	(4,799,616)	(983,560)

OTHER INCOME (EXPENSE):
Interest income	85,909	-
Interest expense	(38,509)	(55,079)
Extinguishment of liabilities	113,645	279,903
Gain on settlements	-	56,250
Total other income (expense)	161,045	281,074)

NET LOSS	$(4,638,571)	$(702,486)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	130,930,264	70,048,860

See accompanying notes to the consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at July 31, 2023	68,016,167	68,016	14,878,282	(15,612,166)	(665,868)

Net loss				(702,486)	(702,486)
Shares issued for cash	5,500,000	5,500	544,500	-	550,000
Shares issued for payment of accrued expenses	3,385,154	3,385	335,131	-	338,516
Shares issued for services	1,100,000	1,100	(1,100)	-	-
Shares issued for loan modification	570,344	571	(571)	-	-
Stock-based compensation	1,282,031	1,282	185,361	-	186,643

Balances at July 31, 2024	79,853,696	79,854	15,941,603	(16,314,652)	(293,195)

Net loss				(4,638,571)	(4,638,571)
Shares issued for cash	92,626,548	92,626	10,672,074	-	10,764,700
Shares issued for settlement	1,572,034	1,572	26,552	-	28,124
Shares issued for services	1,160,000	1,160	111,340	-	112,500
Issuance of shares for the conversion of debt and related accrued interest	493,463	493	94,728	-	95,221
Stock-based compensation	9,792,121	9,793	1,486,320	-	1,496,113

Balances at July 31, 2025	185,497,862	$185,498	$28,332,617	$(20,953,223)	$7,564,892

See accompanying notes to the consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,638,571)	$(702,486)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	421,955	221,919
Stock-based compensation	1,575,211	186,643
Impairment of intangibles	46,225	140,770
Extinguishment of liabilities	(113,645)	(279,903)
Gain on settlements	-	(56,250)
Shares issued for services	112,500	-
Amortization of debt discount	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	14,000	(14,000)
Prepaid expenses and other current assets	(61,021)	1,070
Accounts payable and accrued expenses	193,569	19,455
Accounts payable and accrued expenses, related party	(226,532)	(34,957)
Payroll related liabilities	-	250,010
NET CASH USED BY OPERATING ACTIVITIES	(2,676,309)	(267,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(175,747)	-
NET CASH USED BY INVESTING ACTIVITIES	(175,747)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,764,700	550,000
(Payments) proceeds from related party loans	(17,570)	114,989
Payments of amounts owed to related parties	(474,246)	(222,109)
Principal payments on short-term debt	(50,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,222,884	442,880

Net change in cash and cash equivalents	7,370,828	175,151

Cash and cash equivalents, beginning of period	175,562	411

Cash and cash equivalents, end of period	$7,546,390	$175,562

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-

SIGNIFICANT NON-CASH INVESTING AND FINACING ACTIVITIES
Capital expenditures included in accrued expenses	$76,848	$-
Shares issued for payment of payroll related liabilities	$-	$338,516
Issuance of common stock for payment of accrued expenses	$28,124	$-
Shares issued for extinguishment of convertible debt	$175,000	$-

See accompanying notes to the consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025 and 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SafeSpace Global Corporation (collectively the “Company,” “we,” “our” or “us”) is a multimodal AI technology solutions company with a dedicated team focused on driving safety innovation across multiple industries. We are currently marketing products and solutions that utilize advanced AI monitoring tools to enhance resident safety, reduce the risk of injuries, and improve overall care efficiency.

Basis of Presentation

The accompanying consolidated financial statements include those of SafeSpace Global Corporation and its subsidiaries, after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

We had no accounts receivable at July 31, 2025. At July 31, 2024, accounts receivable was $14,000 and did not include any reserve for uncollectible accounts. We recorded no bad debt expense, write-offs, or recoveries for the years ended July 31, 2025 and 2024.

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 3-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. The Company has recognized intangible asset impairment charges of $46,225 and $140,770, respectively during the years ended July 31, 2025 and 2024. See Note 2 - Intangibles, Net.

Intangibles, net was $290,469 and $506,743 for the years ended July 31, 2025 and 2024, respectively.

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

We had no derivative assets or liabilities at July 31, 2025 or 2024.

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

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company expects to recognize all outstanding contract liabilities over the next 12 months. The Company has recorded $3,146 and $0 as of July 31, 2025, and July 31, 2024, respectively in accrued expenses related to contract liabilities.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $244,313 and $9,919 for the years ended July 31, 2025 and 2024, respectively, which are included in selling, general and administrative expenses on the consolidated financial statements.

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

In December, 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing the pronouncement and its impact on its income tax disclosures and related cash flow disclosures, but it does not impact the Company’s results of operations, or financial condition.

NOTE 2 - INTANGIBLES

Intangibles consisted of the following at July 31, 2025 and 2024:

	As of July 31, 2025
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(627,440)	$-	$-
Intangible assets in-process	252,595	-	-	252,595
Patents	55,137	(8,438)	(8,825)	37,874
Website	8,785	(8,785)	-	-
Total intangibles	$943,957	$(644,663)	$(8,825)	$290,469

	As of July 31, 2024
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(209,147)	$-	$418,293
Patents	165,411	(19,112)	(57,849)	88,450
Website	8,785	(8,785)	-	-
Total intangibles	$801,636	$(237,044)	$(57,849)	$506,743

Impairment

During the years ended July 31, 2025 and 2024, the Company reassessed the existence of impairment indicators on its internally developed definite-lived intangible assets. The Company determined that indicators of impairment existed and, as a result, a quantitative impairment analysis was required. Management elected to abandon certain patent applications during the year. In addition, Management analyzed certain patents that were in an office action status at year end for feasibility and probability of the success of continuing the office action process. Based on the patent abandonments and the results of the analysis, Management concluded that the carrying amount of the patents exceeding their fair value, which resulted in an impairment charge of $140,770 being recognized for the year ended July 31, 2024. The impairment charge of $140,770 includes $82,921 for the abandonment of certain patent applications, and $57,849 for the establishment of an impairment reserve against our remaining patent applications that are currently in process. For the year ended July 31, 2025, Management concluded that the carrying amount of the patents exceeding their fair value, which resulted in an impairment charge of $46,225 being recognized.

Amortization expense for the years ended July 31, 2025 and 2024 was $421,955 and $221,919, respectively.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of July 31, 2025, the weighted average remaining useful life of intangibles assets in-service being amortized was approximately six (6) years. We expect the remaining aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2026	$1,378
2027	1,378
2028	1,378
2029	1,378
2030	1,378
Thereafter	30,984
Total expected amortization expense	$37,874

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Accounts payable	$94,893	$51,151
Accrued expenses	220,814	55,800
Accrued interest expense	-	75,833
Total accounts payable and accrued expenses	$315,707	$182,784

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES, RELATED PARTY

Accounts payable and accrued expenses, related party consisted of the following at July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Accounts payable, related party	$2,339	$30,925
Accrued expenses, related party	5,492	156,969
Total accounts payable and accrued expenses, related party	$7,831	$187,894

NOTE 5 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Accrued officers’ payroll	$25,836	$-
Payroll taxes payable	16,637	16,637
Total payroll related liabilities	$42,473	$16,637

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

Platinum Equity Advisors, LLC is a related party and is our largest shareholder and is owned 100% by the spouse of our CEO and Charman of our Board of Directors.

At July 31, 2025, all amounts owed under Platinum Note 4 were repaid. The Company recognized a loss of $51,283 for the unamortized issuance costs in extinguishment of debt on the consolidated financial statements.

NOTE 7 – NOTES PAYABLE

We had the following debt obligations reflected at their respective carrying values on our consolidated balance sheets as of July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
5% Convertible promissory notes	$-	$175,000
Note payable to Acorn Management Partners, LLC	-	50,000
Notes payable	$-	$225,000

5% Convertible Promissory Notes

On various dates during the month of March 2018, we issued a series of 5% Convertible Promissory Notes (collectively, the “5% Notes”) totaling $750,000 in net proceeds. We incurred no costs related to the issuance of the 5% Notes. The 5% Notes bear interest at the rate of five percent (5%) per annum, compounded annually and matured one-year from the date of issuance. At July 31, 2025, and July 31, 2024, accrued but unpaid interest on the 5% Notes was $0 and $63,914, respectively, which is included in “Accounts payable and accrued expenses” on our interim consolidated balance sheets.

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

At July 31, 2025, all outstanding 5% Notes were settled for common stock. Management negotiated an amendment with all remaining noteholders extending the maturity date and subsequently converted all outstanding 5% Notes resulting in a gain of $151,508 that was recognized in extinguishment of debt on the interim consolidated financial statements.

Note Payable to Acorn Management Partners, LLC

On August 11, 2020, we agreed to repurchase 1,000,000 shares of our common stock from Acorn Management Partners, LLC (“AMP”). As consideration for the share repurchase, we issued a $50,000 promissory note bearing interest a 6.0% per annum and due one-year from the date of issuance (the “Acorn Note”). In the event we default under the terms of the Acorn Note, we were required to deliver 1,000,000 shares of our common stock back to AMP in full satisfaction of the obligation. The purchased shares were delivered by AMP directly to the transfer agent on September 8, 2020, and immediately cancelled. At July 31, 2025, and July 31, 2024, accrued but unpaid interest on the Acorn Note was $0 and $11,919, respectively, which is included in “Accounts payable and accrued expenses” on our consolidated balance sheets. At July 31, 2025, the note was repaid, and the related accrued interest was extinguished. Management negotiated a settlement of the entire outstanding principal balance and accrued interest resulting in a gain of $13,419 that was recorded in extinguishment of debt on the interim consolidated financial statements.

NOTE 8 - INCOME TAXES

A reconciliation of the provision for income taxes as reported, and the amount computed by multiplying net loss by the federal statutory rate of 21% as of July 31, 2025 and 2024 are as follows:

	July 31, 2025	July 31, 2024
Federal income tax benefit computed at the statutory rate	$(974,100)	$(147,522)
Increase (decrease) resulting from:
Stock-based compensation	192,908	39,195
Derivatives	-	-
Valuation allowance	760,445	107,283
Other	20,747	1,044
Income tax benefit, as reported	$-	$-

The components of the net deferred tax asset as of July 31, 2025 and 2024 are as follows:

	July 31, 2025	July 31, 2024
Deferred tax assets:
Net operating loss carryovers	$1,817,718	$1,057,273
Valuation allowance	(1,817,718)	(1,057,273)
Net deferred tax asset, as reported	$-	$-

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which these temporary differences become tax deductible. Based on management’s assessment of objective and subjective evidence, we have concluded at this time it is more likely than not that all of our deferred tax asset will not be realized and we have provided a valuation allowance for the entire amount of the deferred tax asset. At July 31, 2025, we have approximately $8.6 million in federal and state net operating loss carryovers that begin expiring in fiscal 2037.

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

No interest or penalties on unpaid tax were recorded during the years ended July 31, 2025 and 2024. As of July 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

NOTE 9 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the year ended July 31, 2025, we recorded no compensation expense related to stock options and warrants. During the year ended July 31, 2024, we recorded $76,482 of compensation expense related to stock options and warrants. The Company granted no stock options or warrants during the year ended July 31, 2025. The grant date fair value of stock options and warrants during the year ended July 31, 2024 was $69,776.

The following table summarizes our options and warrant activity for the years ended July 31, 2025 and 2024:

	July 31, 2025		July 31, 2024
	Number of	Weighted	Number of	Weighted
	Options and	Average	Options and	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Balance at beginning of year	6,350,000	$0.21	6,350,000	$0.24
Granted	-	-	1,250,000	0.07
Canceled	(1,500,000)	0.10	(1,250,000)	0.23
Expired	(2,600,000)	0.20	-	-
Balance at end of period	2,250,000	$0.22	6,350,000	$0.21
Options and warrants exercisable	2,250,000	$0.22	6,350,000	$0.21

Summary of Restricted Stock Grants

During the years ended July 31, 2025 and 2024, we recorded compensation expense related to restricted stock grants of $1,575,211 and $55,661, respectively.

The following table summarizes our restricted stock activity for the years ended July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Balance at beginning of period	4,000,000	2,282,031
Granted	13,280,000	3,100,000
Cancelled	(2,650,000)
Released	(3,000,000)	(1,382,031)
Balance at end of period	11,630,000	4,000,000

The grant date fair value of restricted stock awards during the years ended July 31, 2025 and 2024 was $1,834,444 and $172,518, respectively.

NOTE 10 - COMMON STOCK

On July 31, 2025 and July 31, 2024, we had 185,497,862 and 79,853,696 shares of common stock outstanding, respectively. We issued 105,644,166 unregistered shares of our common stock, of which 92,626,548 shares were issued for cash, 2,034,155 shares for a loan modification fee, 493,463 were issued for conversion of debt and related accrued interest, 1,160,000 shares were issued for services and 9,330,000 were issued for compensation during the twleve months ended July 31, 2025. During the fiscal year ended July 31, 2024, we issued 11,837,529 unregistered shares of our common stock, of which 5,500,000 shares were issued for cash, 3,385,154 shares were issued for the payment of accrued expenses, 1,282,031 were issued for compensation, 1,100,000 shares were issued for services, and 570,344 shares were issued for a loan modification fee.

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

On January 2, 2025, we issued 100,000 shares of common stock to consultants pursuant to the terms of their consulting agreement. The shares were issued to the consultants at an estimated value of $0.107 per share.

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

On January 20, 2025, we issued 150,000 shares of common stock to consultants pursuant to the terms of their consulting agreement. The shares were issued to the consultants at an estimated value of $0.135 per share.

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

On May 13, 2025, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction.

On May 27, 2025, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction.

On May 28, 2025, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction.

On June 4, 2025, we completed a private placement of 1,000,000 unregistered shares of our common stock at a price of $0.126 per share resulting in net proceeds to the Company of $126,000. We incurred no cost related to the private transaction.

On June 25, 2025, we issued 462,121 shares of common stock to a previous lender pursuant to a make-whole provision included as part of a loan modification fee. The shares were issued at an estimated value of $0.0665 per share.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has periodically obtained loans from related parties, primarily shareholders for which there are no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of July 31, 2025 and 2024, related parties were owed $2,339 and $30,925, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 4 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At July 31, 2025 and 2024, we owed Platinum Equity $5,492 and $151,386, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 4 - Accounts Payable and Accrued Expenses, Related Party).

On December 31, 2024, we issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $373,957 which included $51,283 of unamortized deferred financing costs (See Note 6 – Notes Payable, Related Party). At July 31, 2025 all outstanding balances were paid off. The note, plus accrued interest, is due on December 12, 2024. At July 31, 2024, accrued but unpaid interest on the note was $5,583 (See Note 4 – Accounts Payable and Accrued Expenses, Related Party). The amount and terms of the related party loan may not necessarily be indicative of the amount and terms that would have been incurred had comparable transactions been entered into with independent third parties. On June 12, 2024, the company issued a Promissory Note to Platinum Equity Advisors, LLC in the principal amount of $410,207 (See Note 6 – Notes Payable, Related Party). The note, plus accrued interest, is due on December 12, 2024. At July 31, 2024, accrued but unpaid interest on the note was $5,583.

For the fiscal year ending July 31, 2025, the Company recognized $57,006 in office rent expense included in “Selling, general and administrative” on our consolidated statements of operations related to a month-to-month sublease agreement with Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control for use of certain office space.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

As previously reported, on September 18, 2023, Apex Funding Source, LLC (“Apex”) filed a lawsuit in the Supreme Court of the State of New York, County of New York, alleging breach by Blue Earth Resources, Inc. (“BERI”) of a loan agreement and alleged failure to pay $4,705,900 in principal and interest to Apex when due. The suit names Scott M. Boruff, our CEO and Chairman of the Company’s Board of Directors, “Grasshopper Staffing, Inc.,” and “Indeliving Holdings, Inc.,” as defendants in the suit. Apex alleges that Grasshopper Staffing, Inc. and IndeLiving Holdings, Inc. are each guarantors of the loan to BERI, which is an entity that has common management personnel with our Company. Our Company ceased using the Grasshopper Staffing, Inc. name years before the facts underlying the dispute arose, and IndeLiving Holdings, Inc. was a wholly-owned subsidiary of our Company that has been administratively dissolved.

On April 18, 2024, Apex filed a motion seeking partial summary judgment against BERI and Mr. Boruff in the amount of $4,705,900, plus their actual and reasonable attorneys’ fees. Neither Grasshopper Staffing, Inc. nor IndeLiving Holdings, Inc. was included in the order granting partial summary judgment.

In the event Apex attempts to enforce the alleged guarantees against our Company, which is not itself a named party to the proceedings, we believe we have valid defenses. In the judgment of the Company’s management, even if the remaining actions were adversely determined, they would not be reasonably likely to have a direct or indirect material adverse effect on the Company because no remaining subsidiaries exist. Based on the disposition of the claims against BERI and Mr. Boruff summarized above, we do not expect to provide any further updates on this matter.

Other than the foregoing, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a part or of which any of our property is the subject.

Operating Leases

The Company has lease agreements for certain personal and real property with initial lease terms of 12 months or less that are not recorded on the balance sheet. Our lease agreements do not include any significant renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Employment and Consulting Agreements

On January 31, 2024, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum”) to provide the services of Scott M. Boruff as Chief Executive Officer and Chairman of the Board of Directors of the Company for a term of three (3) years. Effective as of August 1, 2023, the Company shall pay Platinum an annual base fee of $102,000. The initial base fee is intended to compensate Platinum for a time commitment of up to 1/3 of the CEO’s time, attention, skill and best efforts to the Company. At the discretion of the Board of Directors, the base fee may be increased to a maximum annual amount of $306,000 to better reflect the value of any future increases in the CEO’s time commitment to the Company. Effective August 1, 2024, the board set the base fee at $240,000 annually. If the Contract CEO Agreement is terminated by us without cause or by Platinum for good reason, we are obligated to pay Platinum severance equal to three (3) months base fee and any other earned but unpaid compensation. In addition, if at any time during the term of the Contract CEO Agreement Platinum is terminated by us without cause within two years after a Change in Control of our company, or in the 90 days prior the Change in Control at the request of the acquiror, we are obligated to pay Platinum an amount equal to 2.99 times the annual base fee. “Change in Control” is defined in the Contract CEO Agreement to mean the acquisition by any person of beneficial ownership of our securities representing greater than 50% of the combined voting power of our then outstanding voting securities. Platinum is eligible for equity awards and other benefits as approved by the Board of Directors. On January 29, 2025, the agreement was updated, and the executive became entitled to a 5% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. On October 1, 2025, the annual compensation was increased to $315,000.

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

On January 1, 2025, we entered into a Non-Employee President & Chief Strategy Officer Engagement Agreement with All Things New Ventures, LLC to engage Dustin M. Hillis to provide the services of President & Chief Strategy Officer to the Company for a term of Three (3) years. The Company shall pay Mr. Hillis an annual base fee of $100,000, to be paid in equal monthly payments. In addition to the base fee, Mr. Hillis will be paid a commission on certain new and recurring business sales. In the event Mr. Hillis’ employment with the Company is terminated without cause, Mr. Hillis shall be entitled to a severance payment equal to his currently in effect base salary plus overrides for one (1) full year. If Mr. Hillis is terminated without cause within two (2) years of a change in control upon request of the acquiror, Mr. Hillis shall be entitled to a severance payment in an amount equal to 2.99 times the annualized base salary plus overrides he is then earning. In addition, Mr. Hillis is eligible for equity awards and other benefits as approved by the Board of Directors. Mr. Hillis became entitled to a 5% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. A First Amendment was signed effective April 1, 2025, and the annual base fee was increased to $150,000 paid in equal monthly payments. On October 1, 2025, the annual compensation was increased to $225,000.

Effective as of October 1, 2024, Timothy R. Brady was appointed by the Board of Directors (the “Board”) of SafeSpace Global Corporation to the position of Chief Financial Officer. Mr. Brady initially served as our Chief Financial Officer on a fractional basis and commenced service as Chief Financial Officer on a full-time basis as of December 1, 2024. In connection with the commencement of his full-time service to the Company in December, the Company entered into a Non-Employee Chief Financial Officer Engagement Agreement dated December 1, 2024. Pursuant to the agreement, Mr. Brady is entitled to an initial monthly base salary of $10,000 and received 2,000,000 shares of the Company’s common stock. The Board or its compensation committee may grant Mr. Brady other long-term incentive awards in the form of equity awards, cash incentives or otherwise, from time to time and in the discretion of the Board or its committee. Mr. Brady is also entitled to a 2% override on any and all Company sales, including initial sales and subsequent recurring sales. No overrides will be considered earned by the Company until the amount is collected from the customer. The Company has agreed to pay Mr. Brady an annual bonus subject to achievement by the Company of Board-established corporate goals and to recognized other achievements by the Company or Mr. Brady during the year. Mr. Brady is entitled to participate in any employee benefit plans, programs and arrangements of the Company in effect during the engagement period which are generally available to other senior executives of the Company (including, without limitation, group medical insurance plans, life insurance plans, and 401(k) plans), subject to and on a consistent basis with the terms, conditions and overall administration of such plans, programs and arrangements. A First Amendment was signed effective April 1, 2025, and the monthly base salary was increased to $12,500. At the discretion of the Board of Directors, Executive’s Base Fee may be increased. On October 1, 2025, the annual compensation was increased to $225,000.

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

NOTE 13 - SUBSEQUENT EVENTS

We evaluate subsequent events and transactions that occur after the balance sheet date for the period presented and up to the issuance date of the financial statements. Based on our review, we did not identify any subsequent events other than those listed above that would require adjustment to or disclosure in the consolidated financial statements.

