Form 10-Q
period 2025-10-31
SafeSpace Global Corp
filed 2025-12-15
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 11, 2025, there were 188,024,073 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference: None.

2

Unless the context clearly indicates otherwise, when used in this report “we,” “us,” “our,” or “our Company” refers to SafeSpace Global Corporation and, if applicable, our subsidiaries.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “ITEM 1A – RISK FACTORS” included in our most recent Annual Report on Form 10-K for the year ended July 31, 2025 as filed with the United States Securities and Exchange Commission on October 29, 2025.

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2025	July 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,968,757	$7,546,390
Prepaid expenses	106,962	94,044
Total current assets	6,075,719	7,640,434

OTHER ASSETS:
Intangibles, net	732,876	290,469
Total assets	$6,808,595	$7,930,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$259,814	$315,707
Accounts payable and accrued expenses, related party	-	7,831
Payroll related liabilities	48,932	42,473
Total current and total liabilities	308,746	366,011

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock par value $0.001; 200,000,000 shares authorized; 187,511,196 and 185,497,862 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	187,511	185,498
Additional paid-in capital	28,885,598	28,332,617
Accumulated deficit	(22,573,260)	(20,953,223)
Total stockholders’ equity	6,499,849	7,564,892
Total liabilities and stockholders’ equity	$6,808,595	$7,930,903

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,
	2025	2024

OPERATING EXPENSES:
Selling, general and administrative	$1,131,383	$343,787
Stock-based compensation	554,994	256,382
Amortization of intangibles	689	54,354
Impairment of intangibles	-	15,678
Total operating expense	1,687,066	670,201

OPERATING LOSS	(1,687,066)	(670,201)

OTHER EXPENSE:
Interest income (expense)	67,029	(13,937)
Total other expense	67,029	(13,937)

NET LOSS	$(1,620,037)	$(684,138)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	186,103,638	83,435,756

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended October 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at July 31, 2025	185,497,862	$185,498	$28,332,617	$(20,953,223)	$7,564,892

Net loss				(1,620,037)	(1,620,037)
Stock-based compensation	2,013,334	2,013	552,981	-	554,994

Balances at October 31, 2025	187,511,196	$187,511	$28,885,598	$(22,573,260)	$6,499,849

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In	Deposits on Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscriptions	Deficit	Equity

Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$-	$(16,314,652)	$(293,195)

Net loss					(684,138)	(684,138)
Shares issued for cash	22,320,000	22,320	2,209,680	-	-	2,232,000
Receipt of cash deposits on stock subscription agreements	-	-	-	220,000	-	220,000
Stock-based compensation	2,750,000	2,750	253,631	-	-	256,381
Shares issued for settlement of accrued expenses	281,240	281	27,843	-	-	28,124

Balances at October 31, 2024	105,204,936	$105,205	$18,432,757	$220,000	$(16,998,790)	$1,759,172

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,620,037)	$(684,138)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization	689	54,354
Stock-based compensation	554,994	256,382
Impairment of intangibles	-	15,678
Changes in operating assets and liabilities:
Accounts receivable, net	-	14,000
Prepaid expenses and other current assets	(12,916)	-
Accounts payable and accrued expenses	(77,961)	(14,179)
Accounts payable and accrued expenses, related party	(7,831)	(45,575)
Payroll related liabilities	(25,837)	24,811
NET CASH USED BY OPERATING ACTIVITIES	(1,188,899)	(378,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(388,734)	-
NET CASH USED IN INVESTING ACTIVITIES	(388,734)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,232,000
Cash deposits on stock subscription agreements	-	220,000
Proceeds from related party loans	-	35,172
Restricted cash	-	(220,000)
Payments of amounts owed to related parties	-	(50,405)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,216,767

Net change in cash and cash equivalents	(1,577,633)	1,838,100

Cash and cash equivalents, beginning of period	7,546,390	175,562

Cash and cash equivalents, end of period	$5,968,757	$2,013,662

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accrued expenses	$54,362	$-
Shares issued for payment of accrued expenses	$-	$28,124

See accompanying notes to the interim consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2025

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of SafeSpace Global Corporation. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of October 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 filed with the SEC on October 29, 2025.

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

Reclassifications

Certain prior period amounts may be reclassified to conform to current period presentation with no changes to previously reported net loss or stockholders’ equity.

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 3-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. There were not any intangible asset impairment charges recorded during the three months ended October 31, 2025. We recognized a $15,678 intangible asset impairment charge during the three months ended October 31, 2024.

Intangibles, net was $732,876 and $290,469 as of October 31, 2025 and July 31, 2025, respectively. See Note 2 - Intangibles, Net.

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

We had no derivative assets or liabilities as of October 31, 2025 and July 31, 2025.

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

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company expects to recognize all outstanding contract liabilities over the next 12 months. The Company has recorded $3,146 as of October 31, 2025 and July 31, 2025, respectively in accrued expenses related to contract liabilities.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $42,117 and $17,685 for the three months ended October 31, 2025 and 2024, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are expected to vest. See Note 7 - Stock-Based Compensation.

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

NOTE 2 - INTANGIBLES, NET

Intangibles, net consisted of the following at October 31, 2025 and July 31, 2025:

	As of October 31, 2025
		Accumulated
	Cost	Amortization	Net

Software	$627,440	$(627,440)	$-
Intangible assets in-process	695,691	-	695,691
Patents	46,312	(9,127)	37,185
Website	8,785	(8,785)	-
Total intangibles	$1,378,228	$(645,352)	$732,876

	As of July 31, 2025
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(627,440)	$-	$-
Intangible assets in-process	252,595	-	-	252,595
Patents	55,137	(8,438)	(8,825)	37,874
Website	8,785	(8,785)	-	-
Total intangibles	$943,957	$(644,663)	$(8,825)	$290,469

Amortization expense for the three months ended October 31, 2025 and 2024 was $689 and $54,354, respectively.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of October 31, 2025, the weighted average remaining useful life of intangibles assets in-service being amortized was approximately fifteen (15) years. We expect the remaining aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2026	$1,378
2027	1,378
2028	1,378
2029	1,378
2030	1,378
Thereafter	30,295
Total expected amortization expense	$37,185

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at October 31, 2025 and July 31, 2025:

	October 31, 2025	July 31, 2025
Accounts payable	$29,705	$94,893
Accrued expenses	230,109	220,814
Accounts payable and accrued expenses	259,814	315,707

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES, RELATED PARTY

	October 31, 2025	July 31, 2025
Accounts payable, related party	-	2,339
Accrued expenses, related party	-	5,492
Accounts payable and accrued expenses, related party	-	7,831

NOTE 5 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at October 31, 2025 and July 31, 2025:

	October 31, 2025	July 31, 2025
Payroll taxes payable	$32,295	$25,836
Accrued officers’ payroll	16,637	16,637
Total payroll related liabilities	$48,932	$42,473

NOTE 6 - COMMON STOCK

At October 31, 2025 and July 31, 2025, we had 187,511,196 and 185,497,862 shares of common stock outstanding, respectively. During the three months ended October 31, 2025, we issued 2,013,334 shares for compensation. During the three months ended October 31, 2024, we issued 25,351,240 unregistered shares of our common stock, of which 22,320,000 shares were issued for cash, 281,240 shares were issued for the payment of accrued expenses and 2,750,000 were issued for compensation. During the fiscal year ended July 31, 2025, we issued 105,644,166 unregistered shares of our common stock, of which 92,626,548 shares were issued for cash, 2,034,155 shares for a loan modification fee, 493,463 were issued for conversion of debt and related accrued interest, 1,160,000 shares were issued for services and 9,330,000 were issued for compensation

On August 1, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated August 1, 2024, at an estimated grant date fair value of $0.052 per share on such issuance date.

On August 1, 2025, we issued 250,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated August 1, 2025, at an estimated grant date fair value of $0.604 per share on such issuance date.

On August 1, 2025, we issued 250,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated August 1, 2025, at an estimated grant date fair value of $0.592 per share on such issuance date.

On August 25, 2025, we issued 333,334 unregistered shares of our common stock to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services at an estimated grant date fair value of $0.068 per share on such issuance date.

On August 31, 2025, we issued 200,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated September 1, 2023, at an estimated grant date fair value of $0.024 per share on such issuance date.

On September 19, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated August 1, 2025, at an estimated grant date fair value of $0.355 per share on such issuance date.

On September 24, 2025, we issued 30,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated March 24, 2025, at an estimated grant date fair value of $0.188 per share on such issuance date.

On October 19, 2025, we issued 250,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated October 19, 2020, at an estimated grant date fair value of $0.033 per share on such issuance date.

On October 24, 2025, we issued 500,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated October 24, 2024, at an estimated grant date fair value of $0.113 per share on such issuance date.

NOTE 7 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the three months ended October 31, 2025 and 2024, we recorded no compensation expense related to stock options and warrant, respectively.

The following table summarizes our options and warrant activity for the three months ended October 31, 2025 and fiscal year ended July 31, 2025:

	October 31, 2025		July 31, 2025
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	2,250,000	$0.22	6,350,000	$0.21
Cancelled			(1,500,000)	0.10
Expired	(1,000,000)	0.40	(2,600,000)	0.20
Balance at end of period	1,250,000	$0.07	2,250,000	$0.22
Options and warrants exercisable	1,250,000	$0.07	2,250,000	$0.22

Summary of Restricted Stock Grants

During the three months ended October 31, 2025 and 2024, we recorded compensation expense related to restricted stock grants of $554,994 and $80,132, respectively. The grant date fair value of restricted stock awards during the three months ended October 31, 2025 and 2024 was $489,772 and $388,025, respectively.

The following table summarizes our restricted stock activity for the three months ended October 31, 2025 and fiscal year ended July 31, 2025:

	October 31, 2025	July 31, 2025
Balance at beginning of period	11,630,000	4,000,000
Granted	913,836	13,280,000
Expired / Cancelled	(1,083,837)	(2,650,000)
Released	(2,013,334)	(3,000,000)
Balance at end of period	9,446,665	11,630,000

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has periodically obtained loans from related parties, primarily shareholders for which there are no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of October 31, 2025 and July 31, 2025, related parties were owed $0 and $2,339, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 4 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At October 31, 2025 and July 31, 2025, we owed Platinum Equity $0 and $5,492, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 4 - Accounts Payable and Accrued Expenses, Related Party).

For the three months ending October 31, 2025, the Company recognized $15,680 in office rent expense included in “Selling, general and administrative” on our consolidated statements of operations related to a month-to-month sublease agreement with Blue Earth Resources, Inc. (“BERI”), an entity related to the Company through common management control for use of certain office space. There was no office rent expense recognized for the three months ending October 31, 2024.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - SUBSEQUENT EVENTS

On December 4, 2025, Theo Davies, Chief Revenue Officer, notified the “Company of his resignation as Chief Revenue Officer with the Company, effective immediately.

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

Financial and Operating Results

As of the date of this filing, the Company has approximately $5,300,000 in cash and cash equivalents from recent private placements. Management believes this adequately supports the Company’s five-year strategic plan enabling strategic initiatives, such as acquisitions, investments in advanced AI technology, and the expansion of its technology development team. SafeSpace Global Corporation remains committed to driving innovation in healthcare technology, with a focus on solutions that enhance safety, efficiency, and patient outcomes across various care settings.

Highlights and achievements include:

●	We renewed and broadened our partnership with Signature HealthCARE, a multi-state senior living and post-acute care operator, to scale our multimodal AI safety platform across its communities. The expansion is intended to strengthen proactive resident safety, standardize reporting and safety practices portfolio-wide, and support staffing efficiency in a labor-constrained environment.

●	We secured a new partnership with Wayman Place (Longwood, FL) to implement our non-wearable elopement detection solution in its assisted living community, underscoring continued demand for resident-centric safety technology that preserves dignity and independence.

We believe these arrangements advance our senior living strategy by promoting platform adoption that consolidates key safety functions—such as elopement detection, real-time alerts, visitor safety, investigation support, and staff workflow tools—into a single secure dashboard, reducing manual monitoring and improving response times.

Results of Operations

Revenues

We had no Contract revenue or Cost of contracts during the three months ended October 31, 2025 or 2024, respectively.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ended July 31, 2025 and 2024:

	For the Three Months Ended October 31,
	2025	2024	$ Change	%Change

Officer’s executive compensation	$307,981	$137,231	$170,750	124%
Salaries and wages	153,206	-	153,206	-
Bonuses and incentives	15,000	-	15,000	-
Contract labor	114,502	36,011	78,491	218%
Professional fees	253,198	72,422	180,776	250%
Insurance	68,863	-	68,863	-
Software development	10,778	33,706	(22,928)	(68)%
Sales support	2,790	-	2,790	-
Travel and entertainment	89,721	24,755	64,966	262%
Advertising and marketing	42,117	17,685	24,432	138%
Rent expense	30,680	-	30,680	-
Office expense	40,291	21,027	19,264	92%
Other	2,256	950	1,306	137%
Total Selling, general & administrative	1,131,383	343,787	787,596	229%
Stock-based compensation	554,994	256,382	298,612	116%
Amortization	689	54,354	(53,665)	(99)%
Impairment of intangibles	-	15,678	(15,678)	(100)%
Total Operating Expenses	$1,687,066	$670,201	$1,016,865	152%

Officers’ Compensation - Officers’ compensation increased $170,750, or 124%, over the prior period primarily due to the addition of the new executive officers.

Salaries and wages – Salaries and wages increased $153,206 over the prior period and is attributable to the addition of new finance, accounting and administrative personnel.

Bonuses and incentives – Bonuses and incentives increased $15,000 over the prior period and is attributable to bonuses and incentive payments to personal.

Contract labor – Contract labor increased $78,491, or 218%, over the prior period and is attributable to the addition of new contract finance, accounting and administrative personnel.

Professional Fees - Professional fees increased $180,776, or 250% over the same period in the prior year primarily due to increased legal, accounting, and IT support fees.

Insurance – Insurance expense increased $68,863 over the prior period and is attributable to the addition of health, dental and business insurance.

Software Development – Software development expenses decreased $22,928, or 68% over the same period in the prior year primarily due to in-process costs being capitalized during the three months ending October 31, 2025.

Sales support– Sales support expense increased $2,790 over the prior period and is attributable to no sales support expenses during the prior comparable period.

Travel and entertainment – Travel and entertainment expense increased $64,966, or 262% over the same period in the prior year. The increase is primarily due to increased business travel.

Advertising and Marketing - Advertising and marketing costs increased $24,432, or 138% over the same period in the prior year due to increased promotional activities.

Rent expense – Rent expense increased $30,680 over the same period in the prior year due to no rent expense in the prior year.

Office expense - Office expense increased $19,264, or 92% primarily due to increases in office expense activity over the same period in the prior year.

Other - Other expenses increased $1,305, or 137% over the same period in the prior year primarily due to limited activity over the same period in the prior year.

Stock-based Compensation - Stock-based compensation expense increased $298,613, or 116% from the same period in the prior year. The increase results from the amortization of the grant date fair value of new restricted stock awards.

Amortization - Amortization expenses decreased $53,665, or 99% over the same period in the prior year, primarily due to a reduction in the estimated useful life from three years to two years of software development costs during the three months ending October 31, 2025.

Impairment of Intangibles - Impairment of intangibles decreased $15,678 over the same period in the prior year. The impairment expense, during the three months ending October 31, 2024, relates to the abandonment of certain patent applications and the establishment of an impairment reserve on active patent applications.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ended October 31, 2025 and 2024:

	For the Years Ended October 31,
	2025	2024	$ Change	%Change

Interest income	$67,029	$-	$67,029	-
Interest expense	-	(13,937)	13,937	(100)%
Total Other Income (Expense)	$67,029	$(13,937)	$80,966	581%

Interest income - Interest income increased $67,029 for the three months ended October 31, 2025, resulting from interest earned from our outstanding cash balances. We had no interest income during the three months ended October 31, 2024.

Interest Expense - Interest expense decreased $13,937 over the prior year. Interest expense decreased due to the payoff of all outstanding debt.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the three months ended October 31, 2025 and fiscal year ended July 31, 2025:

	October 31, 2025	July 31, 2025
Current assets	$6,075,719	$7,640,434
Current liabilities	(308,746)	(366,011)
Working capital surplus (deficiency)	$5,766,973	$7,274,432

Current assets for the period ending October 31, 2025 decreased $1,564,715 as compared to the fiscal year ended July 31, 2025. The decrease is primarily due to $1,687,066 in operating expenses experienced during the current period.

Current liabilities for the period ending October 31, 2025 decreased $57,265 as compared to the fiscal year ended July 31, 2025. The decrease is primarily due to decreases in accounts payable and accrued expenses over the comparable period.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $1,188,899 for the three months ending October 31, 2025, as compared to net cash used by operating activities of $378,667 for the comparable prior period. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, related party items.

Net Cash Used by Investing Activities

Net cash used by investing activities for the development of software for our internal use was $388,734 for the three months ending October 31, 2025. We did not incur net cash used in investing activities during the comparable prior period.

Net Cash Provided by Financing Activities

The company had no net cash provided by financing activities for the three months ending October 31, 2025. Net cash provided by financing activities was $2,216,767 for the three months ending October 31, 2024. The decrease is primarily due to the receipt of $2,452,000 in net proceeds from the sale of our common stock at an average price of $0.10 per share during the three months ending October 31, 2024.

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

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2025.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of October 31, 2025.

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

None.

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

Date: December 15, 2025
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer
(Principal Executive Officer)

SafeSpace Global Corporation

Date: December 15, 2025
	By:	/s/ Timothy R. Brady
Timothy R. Brady
Chief Financial Officer
(Principal Financial Officer)

