Form 10-Q
period 2026-01-31
SafeSpace Global Corp
filed 2026-03-17
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ As of March 12, 2026, there were 189,429,097 shares of common stock of the Registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

SAFESPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2026	July 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,861,070	$7,546,390
Prepaid expenses	99,087	94,044
Total current assets	3,960,157	7,640,434

OTHER ASSETS:
Property and equipment, net	427,761	-
Intangibles, net	1,259,075	290,469
Total assets	$5,646,993	$7,930,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$265,334	$315,707
Accounts payable and accrued expenses, related party	-	7,831
Payroll related liabilities	55,391	42,473
Total current and total liabilities	320,725	366,011

STOCKHOLDERS’ EQUITY:
Common stock par value $0.001; 200,000,000 shares authorized; 189,315,763 and 185,497,862 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	189,316	185,498
Additional paid-in capital	28,832,162	28,332,617
Accumulated deficit	(23,695,210)	(20,953,223)
Total stockholders’ equity	5,326,268	7,564,892
Total liabilities and stockholders’ equity	$5,646,993	$7,930,903

See accompanying notes to the interim consolidated financial statements.

SAFEPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

REVENUE, NET	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	1,153,857	470,227	2,336,872	814,014
Stock-based compensation	-	624,365	503,362	880,747
Depreciation Expense	9,505	-	9,505	-
Amortization of intangibles	689	123,597	1,378	177,951
Impairment of intangibles	-	30,547	-	46,225
Total operating expenses	1,164,051	1,248,736	2,851,117	1,918,937

OPERATING LOSS	(1,164,051)	(1,248,736)	(2,851,117)	(1,918,937)

OTHER INCOME (EXPENSE):
Interest expense	-	(17,700)	-	(31,637)
Interest Income	42,101	-	109,130	-
Total other income (expense)	42,101	(17,700)	109,130	(31,637)

NET LOSS	$(1,121,950)	$(1,266,436)	$(2,741,987)	$(1,950,574)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	188,051,290	110,265,231	186,831,829	95,457,614

See accompanying notes to the interim consolidated financial statements.

SAFEPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended January 31, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at July 31, 2025	185,497,862	$185,498	$28,332,617	$(20,953,223)	$7,564,892)

Net loss				(1,620,037)	(1,620,037)
Stock-based compensation	2,013,334	2,013	552,981		554,994
Balances at October 31, 2025	187,511,196	187,511	28,885,598	(22,573,260)	6,499,849

Net loss				(1,121,950)	(1,121,950)
Stock-based compensation	1,804,567	1,805	(53,436)	-	(51,631)

Balances at January 31, 2026	189,315,763	$189,316	$28,832,162	$(23,695,210)	$5,326,268

	Six Months Ended January 31, 2025
	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$-	$(16,314,652)	$(293,195)

Net loss					(684,138)	(684,138)
Shares issued for cash	22,320,000	22,320	2,209,680	-	-	2,232,000

Receipt of cash deposits on stock subscription agreements	-	-	-	220,000	-	220,000

Stock-based compensation	2,750,000	2,750	253,631	-	-	256,381
Shares issued for settlement of accrued expenses	281,240	281	27,843	-	-	28,124
Activity for the three months ended October 31, 2024	25,351,240	25,351	2,491,154	220,000	(684,138)	2,052,367

Net loss					(1,266,436)	(1,266,436)
Shares issued for cash	39,045,514	39,046	4,727,854	(220,000)	-	4,546,900
Shares issued for services	60,000	60	8,340	-	-	8,400
Receipt of cash deposits on subscriptions	-	-	-	756,000	-	756,000
Shares issued for settlement	500,000	500	(500)	-	-	-
Common stock subscribed	-	-	-	452,000	-	452,000
Stock subscriptions receivable	-	-	-	(452,000)		(452,000)
Stock-based compensation	5,250,000	5,250	619,116	-	-	624,366
Activity for the three months ended January 31, 2025	44,855,514	44,856	5,354,810	536,000	(1,266,436)	4,669,230

Balances at January 31, 2025	150,060,450	$150,061	$23,787,567	$756,000	$(18,265,226)	$6,428,402

SAFEPACE GLOBAL CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended January 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,741,987)	$(1,950,574)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization expense	1,378	177,951
Depreciation expense	9,505	-
Stock-based compensation	503,362	880,747
Shares issued for services	-	8,400
Amortization of debt discount	-	4,662
Impairment of intangibles	-	46,225
Changes in operating assets and liabilities:
Accounts receivable, net-	-	(14,000)
Prepaid expenses and other current assets	(5,043)	-
Accounts payable and accrued expenses	(218,944)	(27,770)
Accounts payable and accrued expenses, related party	(7,831)	(39,561)
Payroll related liabilities	12,918	12,918
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(2,446,642)	(873,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for capital expenditures	(1,238,678)	-
NET CASH USED BY INVESTING ACTIVITIES	(1,238,678)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	6,998,900
Cash deposits on stock subscription agreements	-	756,000
Restricted cash	-	(756,000
Principle payments on related party note payable	-	(92,195
Proceeds from related party loans	-	-
Payments of amounts owed to related parties	-	(3,049)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,903,656

Net change in cash and cash equivalents	(3,685,320)	6,030,654

Cash and cash equivalents, beginning of period	7,546,390	175,562

Cash and cash equivalents, end of period	$3,861,070	$6,206,216

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accrued expense	168,571	54,362

See accompanying notes to the interim consolidated financial statements.

SAFEPACE GLOBAL CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2026

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

Basis of Presentation

The accompanying interim consolidated financial statements include those of SafeSpace Global Corporation. We have prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying interim consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to fairly present the financial position of the Company as of January 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended January 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025 filed with the SEC on October 29, 2025.

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

Intangible Assets

Intangible assets consist of patents, our website and the costs of software developed for internal use. Certain payroll and stock-based compensation costs incurred are allocated to the intangible assets. We determine the amount of costs to be capitalized based on the time spent by employees or outside contractors on the projects. Intangible assets are amortized on a straight-line basis over their expected useful lives, which approximate 20-years for patents, 3-years for internally developed software and 2-years for website related cost. Intangible assets that are subject to amortization are evaluated for impairment at least annually, and additionally whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss would be recognized for the amount by which the carrying value exceeds the fair value of the asset. There were not any intangible asset impairment charges recorded during the six months ended January 31, 2026. We recognized a $46,225 intangible asset impairment charge during the six months ended January 31, 2025.

Intangibles, net was $1,259,075 and $290,469 as of January 31, 2026 and July 31, 2025, respectively. See Note 4 - Intangibles, Net.

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

We had no derivative assets or liabilities as of January 31, 2026 and July 31, 2025.

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

Contract Liabilities

The Company receives payments from customers based upon contractual billing schedules. Contract liabilities include payments received in advance of performance under the contract. Contract assets include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Our contract assets and liabilities are reported on an individual contract basis at the end of each reporting period. Contract liabilities are classified as current or noncurrent based on the timing of when we expect to recognize revenue. The Company expects to recognize all outstanding contract liabilities over the next 12 months. The Company has recorded $17,274 as of January 31, 2026 and July 31, 2025, respectively in accrued expenses related to contract liabilities.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $74,584 and $90,257 for the six months ended January 31, 2026 and 2025, respectively, which are included in selling, general and administrative expenses on the interim consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $2,741,987 for the six months ended January 31, 2026 and $1,950,574 for the six months ended January 31, 2025. The Company now has significant working capital, however, we have a history of losses, an accumulated deficit, and have not generated cash from our operations to support a meaningful and ongoing business plan. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the continuing marketing and sales of our product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs from the sale of private and public equity securities with possible additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional capital, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at January 31, 2026 and July 31, 2025:

	January 31, 2026	July 31, 2025
Equipment	$446,189	$8,923
Less: accumulated depreciation	(18,428)	(8,923)
Total property and equipment, net	$427,761	$-

Depreciation expense for the six months ended January 31, 2026 and 2025 was $9,505 and $0, respectively.

NOTE 4 - INTANGIBLES, NET

Intangibles, net consisted of the following at January 31, 2026 and July 31, 2025:

	As of January 31, 2026
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(627,440)	$-	$-
Intangible assets in-process	1,222,579	-	-	1,222,579
Patents	46,312	(9,816)	-	36,496
Website	8,785	(8,785)	-
Total intangibles	$1,905,116	$(646,041)	$-	$1,259,075

	As of July 31, 2025
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(627,440)	$-	$-
Intangible assets in-process	252,595	-	-	252,595
Patents	55,137	(8,438)	(8,825)	37,874
Website	8,785	(8,785)	-	-
Total intangibles	$943,957	$(644,663)	$(8,825)	$290,469

Amortization expense for the six months ended January 31, 2026 and 2025 was $1,378 and $177,951 respectively.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of January 31, 2026, the weighted average remaining useful life of intangibles assets in-service being amortized was approximately fifteen (15) years. We expect the remaining aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2026	$1,378
2027	1,378
2028	1,378
2029	1,378
2030	1,378
Thereafter	29,606
Total expected amortization expense	$36,496

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2026 and July 31, 2025:

	January 31, 2026	July 31, 2025
Accounts payable	$21,880	$94,893
Accrued expenses	243,453	220,814
Accounts payable and accrued expenses	$265,334	$315,707

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES, RELATED PARTY

	January 31, 2026	July 31, 2025
Accounts payable, related party	$-	$2,339
Accrued expenses, related party	-	5,492
Accounts payable and accrued expenses, related party	$-	$7,831

NOTE 7 - PAYROLL RELATED LIABILITIES

Payroll related liabilities consisted of the following at January 31, 2026 and July 31, 2025:

	January 31, 2026	July 31, 2025
Accrued officers’ payroll	$38,754	$25,836
Payroll taxes payable	16,637	16,637
Total payroll related liabilities	$55,391	$42,473

NOTE 8 - COMMON STOCK

At January 31, 2026 and July 31, 2025, we had 189,315,763 and 185,497,862 shares of common stock outstanding, respectively. During the six months ended January 31, 2026, we issued 3,817,901 shares for compensation. During the fiscal year ended July 31, 2025, we issued 105,644,166 unregistered shares of our common stock, of which 92,626,548 shares were issued for cash, 2,034,155 shares for a loan modification fee, 493,463 were issued for conversion of debt and related accrued interest, 1,160,000 shares were issued for services and 9,330,000 were issued for compensation

On August 1, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated August 1, 2024, at an estimated grant date fair value of $0.052 per share on such issuance date.

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

On November 15, 2025, we issued 29,041 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated August 1, 2024, at an estimated grant date fair value of $0.052 per share on such issuance date.

On November 15, 2025, we issued 83,836 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated January 13, 2025, at an estimated grant date fair value of $0.125 per share on such issuance date.

On November 15, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated November 15, 2024, at an estimated grant date fair value of $0.188 per share on such issuance date.

On December 1, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated December 2, 2024, at an estimated grant date fair value of $0.110 per share on such issuance date.

On December 2, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated December 2, 2024, at an estimated grant date fair value of $0.110 per share on such issuance date.

On December 4, 2025, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated December 4, 2024, at an estimated grant date fair value of $0.084 per share on such issuance date.

On December 15, 2025, we issued 316,895 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated January 2, 2025, at an estimated grant date fair value of $0.107 per share on such issuance date.

On January 1, 2026, we issued 250,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated November 1, 2025, at an estimated grant date fair value of $0.169 per share on such issuance date.

On January 1, 2026, we issued 250,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated November 1, 2025, at an estimated grant date fair value of $0.105 per share on such issuance date.

On January 2, 2026, we issued 100,000 unregistered shares of our common stock to an employee pursuant to the terms of their employment agreement. The shares were issued upon the vesting of shares from a restricted stock award dated November 1, 2025, at an estimated grant date fair value of $0.107 per share on such issuance date.

On January 5, 2026, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated December 2, 2024, at an estimated grant date fair value of $0.090 per share on such issuance date.

On January 8, 2026, we issued 100,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated January 6, 2025, at an estimated grant date fair value of $0.110 per share on such issuance date.

On January 8, 2026, we issued 74,795 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated March 17, 2025, at an estimated grant date fair value of $0.220 per share on such issuance date.

On January 20, 2026, we issued 100,000 unregistered shares of our common stock to an employee pursuant to the terms of their employment agreement. The shares were issued upon the vesting of shares from a restricted stock award dated January 20, 2025, at an estimated grant date fair value of $0.135 per share on such issuance date.

NOTE 9 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the six months ended January 31, 2026 and 2025, we recorded no compensation expense related to stock options and warrant, respectively.

The following table summarizes our options and warrant activity for the six months ended January 31, 2026 and fiscal year ended July 31, 2025:

	January 31, 2026		July 31, 2025
	Number of Options and Warrants	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	2,250,000	$0.22	6,350,000	$0.21
Cancelled			(1,500,000)	0.10
Expired	(1,000,000)	0.40	(2,600,000)	0.20
Balance at end of period	1,250,000	$0.07	2,250,000	$0.22
Options and warrants exercisable	1,250,000	$0.07	2,250,000	$0.22

Summary of Restricted Stock Grants

During the six months ended January 31, 2026 and 2025, we recorded compensation expense related to restricted stock grants of $503,362 and $880,747, respectively. During the three months ended January 31, 2026, the company reclassified $51,632 to selling, general and administration related to stock forfeitures. The grant date fair value of restricted stock awards during the six months ended January 31, 2026 and 2025 was $526,236 and $857,553, respectively.

The following table summarizes our restricted stock activity for the six months ended January 31, 2026 and fiscal year ended July 31, 2025:

	January 31, 2026	July 31, 2025
Balance at beginning of period	11,630,000	4,000,000
Granted	1,173,836	13,280,000
Expired / Cancelled	(3,692,604)	(2,650,000)
Released	(3,817,901)	(3,000,000)
Balance at end of period	5,293,331	11,630,000

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has periodically obtained loans from related parties, primarily shareholders for which there are no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of January 31, 2026 and July 31, 2025, related parties were owed $0 and $2,339, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 6 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Charman of our Board of Directors. At January 31, 2026 and July 31, 2025, we owed Platinum Equity $0 and $5,492, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim consolidated balance sheets (See Note 6 - Accounts Payable and Accrued Expenses, Related Party).

For the six months ending January 31, 2026, the Company recognized $61,359 in office rent expense included in “Selling, general and administrative” on our consolidated statements of operations related to a month-to-month sublease agreement for use of certain office space. There was $25,577 in office rent expense recognized for the six months ending January 31, 2025.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

On February 26, 2026, the Company entered into a new noncancelable operating lease agreement with Stocking 51, LLC for office space located at 5016 Centennial Boulevard, Suite 300, Nashville, Tennessee The lease provides for approximately 4,883 rentable square feet and has a term of sixty-nine (69) full calendar months commencing on August 1, 2026 and expiring on April 30, 2032 The Company has access to the premises beginning on the Lease Effective Date, subject to the terms of the agreement, excluding the obligation to pay rent until the commencement date. Base rent payments begin at approximately $7,187 per month and increase periodically over the lease term, reaching approximately $16,275 per month in the final lease year. In addition to base rent, the Company is responsible for its proportionate share of operating costs and property taxes as defined in the agreement. The Company paid a security deposit of $38,412.93 and is eligible to receive a tenant improvement allowance of $48,830.

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

Financial and Operating Results

As of the date of this filing, the Company has approximately $2,900,000 in cash and cash equivalents from recent private placements. Management believes this adequately supports the Company’s five-year strategic plan enabling strategic initiatives, such as acquisitions, investments in advanced AI technology, and the expansion of its technology development team. SafeSpace Global Corporation remains committed to driving innovation in healthcare technology, with a focus on solutions that enhance safety, efficiency, and patient outcomes across various care settings.

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

Results of Operations

Three Months Ending January 31, 2026 Compared to the Three Months Ending January 31, 2025

Revenues

Our business did not produce revenue during the three-month periods ending January 31, 2026 or 2025.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ending January 31, 2026 and 2025:

	For the Three Months Ending January 31,
	2026	2025	$ Variance	%Variance

Officers’ compensation	$344,783	$140,687	$204,096	145%
Salaries and wages	152,823	-	152,823	-%
Bonuses and incentives	25,957	-	25,957	-%
Contract labor	153,378	30,942	122,436	396%
Professional fees	214,620	48,291	166,329	344%
Insurance	88,748	-	88,748	-%
Software development	9,999	38,885	(28.886)	(74)%
Sales support	14,270	-	14,270	-%
Travel and entertainment	90,151	60,388	29,763	49%
Advertising and marketing	32,467	72,572	(40,105)	(55)%
Rent expense	30,679	15,458	15,221	98%
Office expense	45,886	46,002	(116)	-%
Other	(49,904)	17,002	(66,609)	(394)%
Total selling, general & administrative	1,153,857	470,227	735,262	145%
Stock-based compensation	-	624,365	(624,365)	(100)%
Amortization expense	689	123,597	(122,908)	(99)%
Depreciation expense	9,505	-	9,505	-%
Impairment of intangibles	-	30,547	(30,547)	(100)%
Total Operating Expenses	$1,164,051	$1,248,736	$(84,685)	(7)%

Officers’ compensation - Officers’ compensation increased $204,096, or 145%, compared to the prior-year period. The increase was primarily attributable to higher executive compensation from the addition of executive leadership personnel and annual compensation increases.

Salaries and wages – Salaries and wages increased $152,823 compared to the prior-year period, which had no comparable expense. The increase was primarily attributable to the addition of finance, accounting, and administrative personnel during the current quarter.

Bonuses and incentives – Bonuses and incentives increased $25,957 compared to the prior-year period, which had no comparable expense. The increase reflects performance-based incentive compensation recognized during the current quarter.

Contract labor – Contract labor increased $122,436, or 396%, compared to the prior-year period. The increase was primarily attributable to the engagement of contract operational, finance, accounting, and administrative personnel to support expanded business activities.

Professional Fees - Professional fees increased $166,329, or 344%, compared to the prior-year period. The increase was primarily due to higher legal, accounting, and IT support fees incurred during the current quarter.

Insurance - Insurance expense increased to $88,748 compared to the prior-year period, which had no comparable expense. The increase reflects the addition of corporate insurance policies, including directors’ and officers’ insurance, as well as other business coverage obtained during the current period.

Software Development – Software development expenses decreased $28,886, or 74%, compared to the prior-year period. The decrease was primarily attributable to the capitalization of certain in-process development project costs during the current quarter.

Sales support – Sales support expenses increased $14,270 compared to the prior-year period, which had no comparable expense. The increase reflects the addition of sales support activities during the current quarter.

Travel and entertainment – Travel and entertainment expense increased $29,763, or 49%, compared to the prior-year period. The increase was primarily due to increased business travel by senior management and business development personnel.

Advertising and Marketing - Advertising and marketing expense decreased $40,105, or 55%, compared to the prior-year period. The decrease reflects reduced marketing campaigns and promotional activities during the current quarter.

Rent expense – Rent expense increased $15,221, or 98%, compared to the prior-year period. The increase was primarily due to the addition of rent expense from space in the Nashville area recognized during the current quarter.

Office expense - Office expense decreased $116 and in line with expenses in the same period in the prior year.

Other - Other expenses decreased $66,609 or 394% over the same period in the prior period and primarily reflects the reclassification of $51,632 to selling, general and administration related to stock forfeitures from stock-based compensation.

Stock-based Compensation - Stock-based compensation expense decreased $466,930, or 75%, compared to the prior-year period. The decrease was primarily attributable to the forfeiture and cancellation of certain restricted stock awards during the current quarter.

Amortization expense - Amortization expense decreased $122,908, or 99%, compared to the prior-year period. The decrease was primarily due to the full amortization of previously capitalized software development costs.

Depreciation expense - Depreciation expense increased $9,505 compared to the prior-year period, which had no comparable expense. The increase reflects property and equipment placed in service during the current quarter.

Impairment of intangibles – Impairment of intangibles decreased $30,547 compared to the prior-year period. There was no impairment expense recorded during the current quarter.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ending January 31, 2026 and 2025:

	For the Three Months Ending January 31,
	2026	2025	$ Change	%Change

Interest income	$42,101	$-	$42,101	-%
Interest expense	-	(17,700)	17,700	100%
Total Other Income (Expense)	$42,101	$(17,700)	$59,801	(338)%

Interest income - Interest income increased $42,101 for the three months ended January 31, 2026, resulting from interest earned from our outstanding cash balances. We had no interest income during the three months ending January 31, 2025.

Interest Expense - Interest expense decreased $17,700 over the prior year. Interest expense decreased due to the payoff of all outstanding debt.

Six Months Ending January 31, 2026 Compared to the Six Months Ending January 31, 2025

Revenues

Our business did not produce revenue during the six-month periods ending January 31, 2026 and 2025.

Operating Expenses

The table below presents a comparison of our operating expenses for the six months ending January 31, 2026 and 2025:

	For the Six Months Ending January 31,
	2026	2025	$ Variance	%Variance

Officers’ compensation	$652,764	$277,919	$374,845	135%
Salaries and wages	306,029	-	306,029	100%
Bonuses and incentives	40,957	-	40,957	100%
Contract labor	267,880	66,953	200,927	300%
Professional fees	467,818	120,713	347,105	288%
Insurance	157,611	-	157,611	100%
Software development	20,777	72,591	(51,814)	(71)%
Sales support	17,060	-	17,060	100%
Travel and entertainment	179,872	85,143	94,729	111%
Advertising and marketing	74,584	90,257	(15,673)	(17)%
Rent expense	61,359	25,577	35,782	140%
Office expense	86,177	57,620	28,557	50%
Other	3,984	17,240	(13,256)	(77)%
Total selling, general & administrative	2,336,872	814,014	1,522,858	187%
Stock-based compensation	503,362	880,747	(377,385)	(43)%
Amortization expense	1,378	177,951	(176,573)	(99)%
Depreciation expense	9,505	-	9,505	100%
Impairment of intangibles	-	46,225	(46,225)	-%
Total Operating Expenses	$2,851,117	$1,918,937	$932,180	59%

Officers’ compensation - Officers’ compensation increased $374,845, or 135%, compared to the prior year period. The increase was primarily attributable to higher executive compensation resulting from the addition of executive leadership personnel and annual compensation increases during the current period.

Bonuses and incentives – Bonuses and incentives increased $40,957 compared to the prior year period, which had no comparable expense. The increase reflects performance-based incentive compensation recognized during the current period.

Salaries and wages – Salaries and wages increased $306,029 compared to the prior year period, which had no comparable expense. The increase was primarily attributable to the conversion of certain contract personnel to employee status and the addition of finance, accounting, and administrative personnel to support expanded operations during the current period.

Contract labor – Contract labor increased $200,927, or 300%, compared to the prior year period. The increase was primarily attributable to the engagement of independent contractors to support operational, administrative, and development initiatives during the current period.

Professional Fees - Professional fees increased $347,105, or 288%, compared to the prior year period. The increase was primarily due to higher legal, accounting, and IT support fees, including costs associated with regulatory compliance and reporting requirements during the current period.

Insurance - Insurance expense increased to $157,611 compared to the prior year period, which had no comparable expense. The increase reflects the addition of corporate insurance policies, including directors’ and officers’ insurance, as well as other business coverage obtained during the current period.

Software Development – Software development expenses decreased $51,814, or 71%, compared to the prior year period. The decrease was primarily attributable to the capitalization of certain in-process development project costs and changes in the timing of development activities during the current period.

Sales support – Sales support expenses increased $17,060 compared to the prior year period, which had no comparable expense. The increase reflects expanded sales support activities during the current period.

Travel and entertainment – Travel and entertainment expense increased $94,729, or 111%, compared to the prior year period. The increase was primarily due to increased business travel by senior management and expanded business development efforts during the current period.

Advertising and Marketing - Advertising and marketing expenses decreased $15,673, or 17%, compared to the prior year period. The decrease reflects reduced marketing campaigns and promotional activities during the current period.

Rent expense – Rent expense increased $35,782, or 140%, compared to the prior-year period. The increase was primarily due to the addition of leased office space and rent expense from space in the Nashville area during the current period.

Office expense - Office expense increased $28,557, or 50%, compared to the prior year period. The increase reflects higher general office-related costs associated with expanded operations during the current period.

Other - Other expenses decreased $13,256, or 77%, compared to the prior year period. The decrease reflects lower miscellaneous operating expenses during the current period.

Stock-based Compensation - Stock-based compensation expense decreased $377,385, or 19%, compared to the prior year period. The decrease reflects lower expense recognized during the current period due to the forfeiture, cancellation, or near completion of amortization of certain equity awards granted in prior periods.

Amortization expense- Amortization expense decreased $176,573, or 99%, compared to the prior year period. The decrease was primarily due to the full amortization of previously capitalized software development costs.

Depreciation expense - Depreciation expense increased $9,505 compared to the prior year period, which had no comparable expense. The increase reflects property and equipment placed in service during the current period.

Impairment of intangibles – Impairment of intangibles decreased $46,225 compared to the prior-year period. There was no impairment expense recorded during the current period.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the six months ended January 31, 2026 and 2025:

	For the Six Months Ended January 31,
	2026	2025	$ Variance	%Variance

Interest income	$109,130	$-	$109,130	-%
Interest expense	-	(31,637)	31,637	100%
Total	$109,130	$(31,637)	$140,767	(445)%

Interest income - Interest income increased $109,130 for the six months ended January 31, 2026, resulting from interest earned from our outstanding cash balances. We had no interest income during the six months ended January 31, 2025.

Interest Expense - Interest expense decreased $31,637 over the same period in the prior year due to a decrease in the average outstanding debt balance during this same period in the prior period.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital for the six months ended January 31, 2026 and fiscal year ended July 31, 2025:

	January 31, 2026	July 31, 2025
Current assets	$3,960,157	$7,640,434
Current liabilities	(320,725)	(366,011)
Working capital surplus (deficiency)	$3,639,432	$7,274,432

Current assets for the period ending January 31, 2026 decreased $3,680,277 as compared to the fiscal year ended July 31, 2025. The decrease is primarily due to $2,851,117 in operating expenses experienced during the current period.

Current liabilities for the period ending January 31, 2026 decreased $45,286 as compared to the fiscal year ended July 31, 2025. The decrease is primarily due to decreases in accounts payable and accrued expenses over the comparable period.

Net Cash Used by Operating Activities

We currently do not have a revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $2,446,642 for the six months ending January 31, 2026, as compared to net cash used by operating activities of $873,002 for the comparable prior period. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, related party items.

Net Cash Used by Investing Activities

Net cash used by investing activities for the development of in-process software and computers and equipment was $1,238,678 for the six months ending January 31, 2026. We did not incur net cash used in investing activities during the comparable prior period.

Net Cash Provided by Financing Activities

The company had no net cash provided by financing activities for the six months ending January 31, 2026. Net cash provided by financing activities was $6,903,656 for the six months ending January 31, 2025, and was primarily due to the receipt of proceeds from the sale of our common stock..

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2026.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of January 31, 2026.

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

SafeSpace Global Corporation

Date: March 17, 2026
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer

SafeSpace Global Corporation

Date: March 17, 2026
	By:	/s/ Scott M. Boruff
Scott M. Boruff
(Principal Accounting Officer)

