Form 10-Q
period 2026-04-30
SafeSpace Global Corp
filed 2026-06-15
CIK 1584693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 11, 2026, there were 191,387,429 shares of common stock of the Registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

SAFESPACE GLOBAL CORPORATION

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	July 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,738,472	$7,546,390
Accounts receivable, net	7,206	-
Prepaid expenses	358,353	94,044
Tenant improvement allowance receivable	5,705	-
Total current assets	2,109,736	7,640,434

OTHER ASSETS:
Property and equipment, net	217,489	-
Right-of-use asset, net	643,811	-
Intangibles, net	35,806	290,469
Total assets	$3,006,842	$7,930,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$358,912	$358,180
Accounts payable and accrued expenses, related party	-	7,831
Operating lease liability	34,500	-
Total current liabilities	393,412	366,011

OTHER LIABILITIES:
Operating lease liability	651,821	-
Total current and total liabilities	1,045,233	366,011

STOCKHOLDERS’ EQUITY:
Preferred stock par value $0.001; 30,000,000 shares authorized; no shares issued or outstanding.		-
Common stock par value $0.001; 300,000,000 shares authorized; 189,870,763 and 185,497,862 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	189,871	185,498
Additional paid-in capital	28,934,954	28,332,617
Accumulated deficit	(27,163,216)	(20,953,223)
Total stockholders’ equity	1,961,609	7,564,892
Total liabilities and stockholders’ equity	$3,006,842	$7,930,903

See accompanying notes to the interim condensed consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2026	2025	2026	2025

Revenue, net	$11,258	$-	$11,258	$-
Cost of revenue	(39,271)	-	(39,271)	-
GROSS MARGIN	(28,013)	-	(28,013)	-

OPERATING EXPENSES:
Selling, general and administrative	2,083,700	939,226	4,472,205	1,753,240
Stock-based compensation	154,981	363,555	606,710	1,244,302
Depreciation expense	1,448	-	10,953	-
Amortization of intangibles	690	122,002	2,068	299,953
Impairment of intangibles	1,222,580	-	1,222,580	46,225
Total operating expenses	3,463,399	1,424,783	6,314,516	3,343,720

OPERATING LOSS	(3,491,412)	(1,424,783)	(6,342,529)	(3,343,720)

OTHER INCOME (EXPENSE):
Extinguishment of liabilities	-	113,645	-	113,645
Interest expense	-	(6,872)	-	(38,509)
Interest income	23,406	7,367	132,536	7,367
Total other income (expense)	23,406	114,140	132,536	82,503

NET LOSS	$(3,468,006)	$(1,310,643)	$(6,209,993)	$(3,261,217)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	189,551,213	165,259,474	188,138,280	121,402,192

See accompanying notes to the interim condensed consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended April 30 , 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at July 31, 2025	185,497,862	$185,498	$28,332,617	$(20,953,223)	$7,564,892
Net loss	-			(1,620,037)	(1,620,037)
Stock-based compensation	2,013,334	2,013	552,981	-	554,994
Balances at October 31, 2025	187,511,196	187,511	28,885,598	(22,573,260)	6,499,849
Net loss				(1,121,950)	(1,121,950)
Stock-based compensation	1,804,567	1,805	(53,436)	-	(51,631)
Balances at January 31, 2026	189,315,763	$189,316	$28,832,162	$(23,695,210)	$5,326,268
Net loss				(3,468,006)	(3,468,006)
Stock-based compensation	555,000	555	102,792	-	103,347
Balances at April 30, 2026	189,870,763	$189,871	$28,934,954	$(27,163,216)	$1,961,609

	Nine Months Ended April 30, 2025
	Common Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Equity
Balances at July 31, 2024	79,853,696	$79,854	$15,941,603	$-	$(16,314,652)	$(293,195)
Net loss					(684,138)	(684,138)
Shares issued for cash	22,320,000	22,320	2,209,680	-	-	2,232,000
Receipt of cash deposits on subscription	-	-	-	220,000	-	220,000
Stock-based compensation	2,750,000	2,750	253,631	-	-	256,381
Shares issued for settlement of accrued expenses	281,240	281	27,843	-	-	28,124
Activity for the three months ended October 31, 2024	25,351,240	25,351	2,491,154	220,000	(684,138)	2,052,367
Net loss					(1,266,436)	(1,266,436)
Shares issued for cash	39,045,514	39,046	4,727,854	(220,000)	-	4,546,900
Shares issued for services	60,000	60	8,340	-	-	8,400
Receipt of cash deposits on subscriptions	-	-	-	756,000	-	756,000
Shares issued for settlement	500,000	500	(500)	-	-	-
Stock-based compensation	5,250,000	5,250	619,116	-	-	624,366
Activity for the three months ended January 31, 2025	44,855,514	44,856	5,354,810	536,000	(1,266,436)	4,669,230
Net loss					(1,310,643)	(1,310,643)
Shares issued for cash	27,261,034	27,261	3,234,540	(756,000)	-	2,505,801
Shares issued for services	1,790,794	1,791	81,309	-	-	83,100
Issuance of shares for the conversion of debt and related accrued interest	493,463	493	93,997	-	-	94,490
Stock-based compensation	730,000	730	305,457	-	-	306,187
Activity for the three months ended April 30, 2025	30,275,291	30,275	3,715,303	(756,000)	(1,310,643)	1,678,935
Balances at April 30, 2025	180,335,741	$180,336	$27,502,870	-	$(19,575,869)	$8,107,337

SAFESPACE GLOBAL CORPORATION

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,209,993)	$(3,261,217)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization expense	2,068	299,953
Depreciation expense	13,441	-
Right-of-use asset amortization expense	69,647	-
Stock-based compensation	606,710	1,244,302
Shares issued for services	-	91,500
Impairment of intangibles	1,222,580	46,225
Extinguishment of liabilities	-	(113,645)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,206)	14,000
Prepaid expenses	(264,309)	(38,887)
Accounts payable and accrued expenses	(19,207)	82,356
Accounts payable and accrued expenses, related party	(7,831)	(137,969)
Payroll related liabilities	19,939	19,377
Operating lease liability	(32,842)	-
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(4,607,003)	(1,754,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of intangible assets	(969,985)	-
Cash paid for capital expenditures	(230,930)	-
NET CASH USED BY INVESTING ACTIVITIES	(1,200,915)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	10,172,074
Principal payments on note payable	-	(50,000)
Principal payments on related party notes	-	(410,207)
Notes payable, related parties	-	(2,080)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,709,787

Net change in cash and cash equivalents	(5,807,918)	7,955,782
Cash and cash equivalents, beginning of period	7,546,390	175,562
Cash and cash equivalents, end of period	$1,738,472	$8,131,344
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, related party	$-	$65,074

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use asset, tenant improvement allowance, and lease liability additions	$762,288
Issuance of common stock for payment of accrued expenses	-	$28,124
Shares issued for extinguishment of convertible debt		$175,000

See accompanying notes to the interim condensed consolidated financial statements.

SAFESPACE GLOBAL CORPORATION

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company as of April 30, 2026 and July 31, 2025 and for the three and nine months ended April 30, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “Annual Report”), which was filed with the SEC on October 29, 2025. In these notes to the interim condensed consolidated financial statements the terms “us,” “we” or “our” refer to the Company and its consolidated subsidiaries.

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. They include the accounts of all wholly owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in consolidation. Amounts are presented in thousands, except number of shares and per share data.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended April 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Segment Information

The Company has identified its Chief Executive Officer as the chief operating decision maker (“CODM”) who uses consolidated financial information to make operating decisions, assess financial performance, and allocate resources. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. Net loss is used to monitor budget versus actual results. The Company’s significant expenses, regularly reviewed by the CODM, are consistent with those reported on the Company’s consolidated statements of operations, and expenses are not regularly reviewed on a more disaggregated basis for purpose of assessing segment performance and deciding how to allocate resources.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of demand deposits with a financial institution. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institution to the extent account balances exceed the amount insured by the FDIC, which is $250,000. The Company had approximately $1.49 million and $7.30 million in excess of FDIC insurance deposited at a financial institution as of April 30, 2026 and July 31, 2025, respectively.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred in accordance with ASC 720-35, “Advertising Costs.” We incurred advertising and marketing costs of $143,309 and $164,040 for the nine months ended April 30 , 2026 and 2025, respectively, which are included in selling, general and administrative expenses on the interim condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which improves financial reporting by requiring public entities to disclose additional information about specific expense categories in the notes of the financial statements at interim and annual reporting period. ASU 2024-03 is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of adopting this ASU, but does not believe it will impact the Company.

In December, 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company believes the pronouncement and its impact on its income tax disclosures and related cash flow disclosures, does not impact the Company’s results of operations, or financial condition, but plans to adopt as of July 31, 2026, the Company fiscal year-end.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $6,209,993 for the nine months ended April 30, 2026 and $3,261,217 for the nine months ended April 30, 2025. The Company currently maintains positive working capital; however, recurring losses, an accumulated deficit, and negative cash flows from operations raise substantial doubt regarding the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the continuing marketing and sales of our product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs from the sale of private and public equity securities with possible additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no assurance funding will be available at this time or at acceptable terms, however. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional capital, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The Company expects that its cash and cash equivalents of $1.7 million as of April 30, 2026 will not be sufficient to fund its operating expenses and capital expenditures for the 12 months from the issuance of these financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at April 30, 2026 and July 31, 2025:

	April 30, 2026	July 31, 2025
Equipment	$239,853	$8,923
Less: accumulated depreciation	(22,364)	(8,923)
Total property and equipment, net	$217,489	$-

Depreciation expense for the nine months ended April 30, 2026 and 2025 was $13,441 and $0, respectively, of which $2,488 was included in cost of revenue and $10,953 was included in operating expenses for the nine months ended April 30, 2026.

NOTE 4 - LEASES

In February 2026, the Company entered into a noncancelable operating lease for approximately 4,883 rentable square feet of office space located in Nashville, Tennessee. The lease has a term of 75 months, with an accounting commencement date of February 1, 2026 (the date the Company obtained access to and commenced use of the premises) and an expiration date of April 30, 2032. The lease provides for a six-month rent-free period (February through July 2026), after which fixed monthly base rent payments commence on August 1, 2026 and escalate periodically over the lease term. The Company is also responsible for its proportionate share of operating costs and property taxes, which are treated as variable lease payments and expensed as incurred.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The ROU asset and lease liability were recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. As the rate implicit in the lease was not readily determinable, the Company used its estimated incremental borrowing rate of 8.81% in determining the present value of the lease payments. In connection with the lease, at April 30, 2026, the Company recorded a $48,830 receivable from the landlord representing a tenant improvement (construction) allowance, which was accounted for as a lease incentive reducing the right-of-use asset at the lease commencement date; the receivable will be relieved upon receipt of the allowance from the landlord.

The components of the Company’s operating lease balances as of April 30, 2026 and July 31, 2025 were as follows:

SCHEDULE OF OPERATING LEASE BALANCES

	April 30, 2026	July 31, 2025
Right-of-use asset, net	$643,811	$-
Tenant improvement allowance receivable	5,705	$-
Operating lease liability	686,321	$-

Operating lease cost, which is recognized on a straight-line basis and included in “Selling, general and administrative” expenses on the interim condensed consolidated statements of operations, was $36,805 for the three and nine months ended April 30, 2026. The Company recorded no operating lease cost under this lease during the comparable prior-year periods, as the lease had not yet commenced.

Future minimum lease payments under the noncancelable operating lease as of April 30, 2026 were as follows:

SCHEDULE OF FUTURE MINIMUM LEASE PAYMENTS

Amount
2026 (remaining three months)	$-
2027	103,500
2028	166,567
2029	178,723
2030	184,085
2031	189,607
Thereafter	103,346
Total undiscounted lease payments	$925,828
Less: imputed interest	(239,507)
Present value of operating lease liability	$686,321

As of April 30, 2026, the weighted-average remaining lease term was approximately 6.0 years and the weighted-average discount rate was 8.81%. No cash payments had been made under the lease as of April 30, 2026. A security deposit of $38,413 required under the lease had not been paid as of April 30, 2026.

NOTE 5 - INTANGIBLES, NET

Intangibles, net consisted of the following at April 30, 2026 and July 31, 2025:

	As of April 30, 2026
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(627,440)	$-	$-
Intangible assets in-process	1,222,580	-	(1,222,580)	-
Patents	46,312	(10,506)	-	35,806
Website	8,785	(8,785)	-	-
Total intangibles	$1,905,117	$(646,731)	$(1,222,580)	$35,806

	As of July 31, 2025
		Accumulated	Reserve for
	Cost	Amortization	Impairment	Net

Software	$627,440	$(627,440)	$-	$-
Intangible assets in-process	252,595	-	-	252,595
Patents	46,312	(8,438)	-	37,874
Website	8,785	(8,785)	-	-
Total intangibles	$935,132	$(644,663)	$-	$290,469

Amortization expense for the nine months ended April 30, 2026 and 2025 was $2,068 and $299,953 respectively.

The Company capitalizes certain qualifying costs incurred during the application development stage of internal-use software in accordance with ASC 350-40, Internal-Use Software. Capitalized costs primarily related to the development of the Company’s AI-based software platform and associated technologies.

As of January 31, 2026, the Company had $1,222,580 of capitalized software development costs recorded as intangible assets in process. At that time, management concluded that capitalization remained appropriate and that no impairment charge was required. This conclusion was based on management’s assessment that the software platform continued to have expected future economic benefit and that the underlying technology and development work possessed value that a market participant would attribute to the asset. Management’s assessment also considered anticipated near-term commercialization opportunities, expected customer adoption, and anticipated execution of prospective customer contracts.

During the quarter ended April 30, 2026, management identified additional impairment indicators requiring reassessment of recoverability. Specifically, anticipated commercialization opportunities and expected customer contract activity did not materialize as previously expected. In addition, forecasted revenue growth associated with the software platform was delayed or reduced, and the Company continued to incur operating losses and negative cash flows while experiencing ongoing uncertainty regarding future revenue generation and access to capital.

As a result of these developments, management reassessed the assumptions supporting its prior recoverability and fair value conclusions. Management determined that the absence of executed customer contracts, continued commercialization delays, and increased uncertainty regarding future economic benefit materially weakened support for the prior assumption that a market participant would attribute value to the developed technology at or near its carrying value.

Accordingly, management concluded that the carrying amount of the capitalized software development costs was no longer recoverable and recorded a non-cash impairment charge of $1,222,580 during the quarter ended April 30, 2026. The impairment charge is included within operating expenses in the accompanying condensed consolidated statements of operations.

Following recognition of the impairment charge, the carrying value of software intangible assets in process was reduced to zero as of April 30, 2026.

We recognized a $46,225 intangible asset impairment charge during the nine months ended April 30, 2025.

Intangibles are amortized over their estimated useful lives of 2 to 20 years. As of April 30, 2026, the weighted average remaining useful life of intangibles assets in-service being amortized was approximately 14.3 years. We expect the remaining aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2026	$2,757
2027	2,757
2028	2,757
2029	2,757
2030	2,757
Thereafter	22,021
Total expected amortization expense	$35,806

NOTE 6 - CURRENT LIABILITIES

Current liabilities consisted of the following at April 30, 2026, and July 31, 2025:

	April 30, 2026	July 31, 2025
Accounts payable	$29,488	$94,893
Accrued expenses	253,506	220,814
Accounts payable and accrued expenses, related party	-	7,831
Accrued officers’ payroll	45,776	25,836
Payroll taxes payable	16,636	16,637
Contract liabilities	13,506	-
Operating lease liability - current	34,500	-
Total current liabilities	$393,412	$366,011

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES, RELATED PARTY

	April 30, 2026	July 31, 2025
Accounts payable, related party	$-	$2,339
Accrued expenses, related party	-	5,492
Accounts payable and accrued expenses, related party	$-	$7,831

NOTE 8 – OTHER LIABILITIES

	April 30, 2026	July 31, 2025
Operating lease liability	$651,821	$-
Total other liabilities	$651,821	$-

NOTE 9 - COMMON STOCK

At April 30, 2026 and July 31, 2025, we had 189,870,763 and 185,497,862 shares of common stock outstanding, respectively. During the nine months ended April 30, 2026, we issued 4,372,901 shares for compensation. During the fiscal year ended July 31, 2025, we issued 105,644,166 unregistered shares of our common stock, of which 92,626,548 shares were issued for cash, 2,034,155 shares for a loan modification fee, 493,463 were issued for conversion of debt and related accrued interest, 1,060,000 shares were issued for services and 8,730,000 were issued for compensation.

On March 23, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Nevada Secretary of State to (i) increase the total number of authorized shares of common stock from 200,000,000 to 300,000,000 and (ii) authorize 30,000,000 shares of “blank check” preferred stock. The Certificate of Amendment was filed following the receipt of written consents from the holders of a majority of the Company’s outstanding shares of common stock. As of April 30, 2026, no shares of preferred stock have been designated or issued.

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

On February 1, 2026, we issued 33,334 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued from a restricted stock award dated February 1, 2026, at an estimated grant date fair value of $0.184 per share on such issuance date.

On February 11, 2026, we issued 30,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated February 11, 2025, at an estimated grant date fair value of $0.277 per share on such issuance date.

On March 1, 2026, we issued 50,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated April 1, 2025, at an estimated grant date fair value of $0.188 per share on such issuance date.

On March 14, 2026, we issued 133,333 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated March 14, 2025, at an estimated grant date fair value of $0.217 per share on such issuance date.

On April 1, 2026, we issued 25,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated April 1, 2025, at an estimated grant date fair value of $0.231 per share on such issuance date.

On April 1, 2026, we issued 150,000 unregistered shares of our common stock to a consultant pursuant to the terms of their consulting agreement. The shares were issued upon the vesting of shares from a restricted stock award dated April 1, 2025, at an estimated grant date fair value of $0.234 per share on such issuance date.

On April 15, 2026, we issued an aggregate of 133,333 unregistered shares of our common stock to three FKP Advisor LLC individuals, of which 44,445 were issued to a member of our Board of Directors as compensation for serving on the Board and for providing certain other business advisory services. The shares were issued upon the vesting of shares from restricted stock awards dated April 15, 2025, at an estimated grant date fair value of $0.231 per share on such issuance date.

NOTE 10 - STOCK-BASED COMPENSATION

Our stock-based compensation programs are long-term retention awards that are intended to attract, retain, and provide incentives for employees, officers and directors, and to align stockholder and employee interest. We utilize grants of both stock options and warrants and restricted stock to achieve those goals.

Summary of Stock Options and Warrants

During the nine months ended April 30, 2026 and 2025, we recorded no compensation expense related to stock options and warrant, respectively. As of April 30, 2026 we only had one individual that still has Warrants that are exercisable. There are no longer any Stock options.

The following table summarizes our options and warrant activity for the nine months ended April 30, 2026:

	Number of Options and Warrants	Weighted Average Exercise Price
Balance at beginning of year	2,250,000	$0.22
Cancelled
Options Expired	(1,000,000)	0.40
Balance at end of period	1,250,000	$0.07
Warrants exercisable	1,250,000	$0.07

Summary of Restricted Stock Grants

During the nine months ended April 30, 2026 and 2025, we recorded compensation expense related to restricted stock grants of $606,710 and $1,244,302, respectively. The grant date fair value of restricted stock awards during the nine months ended April 30, 2026 and 2025 was $1,345,591 and $2,219,388, respectively. As of April 30, 2026, there was approximately $538,341 of total unrecognized stock-based compensation expense related to unvested restricted stock awards, which is expected to be recognized over a weighted-average remaining recognition period of approximately 0.9 years.

The following table summarizes our restricted stock activity for the nine months ended April 30, 2026 and fiscal year ended July 31, 2025:

SCHEDULE OF RESTRICTED STOCK ACTIVITY

	April 30, 2026	July 31, 2025
Balance at beginning of period	11,630,000	4,000,000
Granted	3,623,836	13,280,000
Expired / Cancelled	(4,192,604)	(2,650,000)
Released	(4,709,565)	(3,000,000)
Balance at end of period	6,351,667	11,630,000

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has periodically obtained loans from related parties, primarily shareholders for which there are no formal written commitment for continued support by shareholders or others. Amounts loaned primarily relate to amounts paid to vendors. The loans are considered temporary in nature and have not been formalized by any written agreement. As of April 30, 2026 and July 31, 2025, related parties were owed $0 and $2,339, respectively, which are included in Accounts payable and accrued expenses, related party on the consolidated balance sheets (See Note 7 - Accounts Payable and Accrued Expenses, Related Party). The amounts owed are payable on demand and carry no interest. The amounts and terms of the related party loans may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

For compensation after August 1, 2023, we entered into a Non-Employee Chief Executive Officer Engagement Agreement (the “Contract CEO Agreement”) with Platinum Equity Advisors, LLC (“Platinum Equity”), a related party, to provide the services of our CEO and Chairman of the Board of Directors. Platinum Equity Advisors, LLC is a related party, is our largest shareholder, and is owned 100% by the spouse of our CEO and Chairman of our Board of Directors. At April 30, 2026 and July 31, 2025, we owed Platinum Equity $0 and $5,492, respectively, for amounts related to the Contract CEO Agreement. The amount owed is included in Accounts payable and accrued expenses, related party on the interim condensed consolidated balance sheets (See Note 7 - Accounts Payable and Accrued Expenses, Related Party).

For the nine months ending April 30, 2026, the Company recognized $61,359 in office rent expense included in “Selling, general and administrative” on our consolidated statements of operations related to a month-to-month sublease agreement for use of certain office space. There was $25,577 in office rent expense recognized for the nine months ending April 30, 2025. The lease expires April 30, 2028. The month to month sublease arrangement was with an entity related to the Company through common management. Effective May 1, 2026, the Company entered into a lease agreement for the same office space in its own name. The lease has a two-year term, requires monthly payments of $5,434, and expires on April 30, 2028.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the operating lease described in Note 4 - Leases, the Company has lease agreements for certain personal and real property with initial lease terms of 12 months or less that are not recorded on the balance sheet. Our lease agreements do not include any significant renewal options. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. On May 1, 2026, we entered into a two-year lease agreement for $5,434 a month. The lease expires April 30, 2028.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these interim condensed consolidated financial statements were available to be issued and determined that there were no material subsequent events requiring recognition or disclosure in these interim condensed consolidated financial statements.

Subsequent to April 30, 2026 and prior to the filing of this Report, the Company issued 1,250,000 unregistered shares of its common stock to an accredited investors in a private “friends and family” capital raise for aggregate gross proceeds of $250,000, at a price of $0.20 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D thereunder.

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

Financial and Operating Results

As of the date of this filing, the Company has approximately $900,000 in cash and cash equivalents, including amounts from recent private placements. While management is actively pursuing additional capital raising activities, the proceeds raised to date are not expected to be sufficient to fully fund the Company’s operations and planned strategic initiatives, including investments in advanced AI technology and the expansion of its technology development team, over the next five years. The Company’s operations are primarily focused on the development and commercialization of technology solutions and are currently financed principally through equity capital activities rather than through a traditional operating cycle. As discussed in Note 2, the Company’s recurring losses, accumulated deficit, and negative cash flows from operations raise substantial doubt regarding the Company’s ability to continue as a going concern, and the Company’s ability to execute on its strategic plan will depend on its success in raising additional capital. Notwithstanding these conditions, SafeSpace Global Corporation remains committed to driving innovation in healthcare technology, with a focus on solutions that enhance safety, efficiency, and patient outcomes across various care settings.

Impairment of Capitalized Software Development Costs

During the quarter ended April 30, 2026, the Company recorded a non-cash impairment charge of $1,222,580 related to capitalized software development costs. The impairment resulted from management’s reassessment of commercialization expectations and future economic benefit associated with the Company’s software platform. While management previously believed the developed technology possessed value that would be recognized by market participants and supported by anticipated customer adoption and commercialization opportunities, those assumptions did not materialize during the current period. Specifically, anticipated contract activity and commercialization milestones were delayed or did not occur as expected, resulting in a reassessment of recoverability and the recognition of a full impairment charge.

Highlights and Achievements

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

●

On June 1, 2026, prior to the filing of this Report, the Company issued 1,250,000 unregistered shares of its common stock to an accredited investors in a private “friends and family” capital raise for aggregate gross proceeds of $250,000, at a price of $0.20 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D thereunder. This investment will be used for general corporate purposes and we are continuing this $0.20 round of “friends and family” and expect to raise another $6,000,000 in the near future.

We believe these arrangements advance our senior living strategy by promoting platform adoption that consolidates key safety functions—such as elopement detection, real-time alerts, visitor safety, investigation support, and staff workflow tools—into a single secure dashboard, reducing manual monitoring and improving response times.

Results of Operations

Three Months Ending April 30, 2026 Compared to the Three Months Ending April 30, 2025

Revenues

We generated revenue of $11,258 during the three months ended April 30, 2026, compared to no revenue during the three months ended April 30, 2025. The revenue was generated from contracts with customers for our multimodal AI safety solutions as we began to commercialize our products during the current period.

Cost of Revenue

Cost of revenue was $39,271 during the three months ended April 30, 2026, compared to no cost of revenue during the three months ended April 30, 2025. Cost of revenue consists primarily of the direct costs of delivering our solutions during the initial commercialization of our products. We expensed these direct installation costs as this was our first customer, however we expect future costs like these will be borne by the customer, and do not expect to have margin losses going forward.

Gross Margin

We recognized a gross margin loss of $28,013 during the three months ended April 30, 2026, compared to no gross margin during the three months ended April 30, 2025. The negative gross margin reflects the early stage of our commercialization efforts, during which the direct costs of delivering our initial contracts exceeded the related revenue recognized.

Operating Expenses

The table below presents a comparison of our operating expenses for the three months ending April 30, 2026 and 2025:

	For the Three Months Ending April 30,
	2026	2025	$ Variance	%Variance

Officers’ compensation	$401,627	$148,164	$253,463	171%
Salaries and wages	249,217	47,335	201,882	426%
Bonuses and incentives	20,203	122,645	(102,442)	(84)%
Contract labor	219,846	95,892	123,954	129%
Professional fees	157,588	190,975	(33,387)	(17)%
Insurance	86,404	14,997	71,407	476%
Software development	605,716	76,200	529,516	695%
Sales support	14,043	50,710	(36,667)	(72)%
Travel and entertainment	126,564	65,607	60,957	93%
Advertising and marketing	68,725	73,783	(5,058)	(7)%
Rent expense	72,712	20,749	51,963	250%
Office expense	60,825	21,560	39,265	182%
Other	230	10,609	(10,379)	(98)%
Total selling, general & administrative	2,083,700	939,226	1,144,474	122%
Stock-based compensation	154,981	363,555	(208,574)	(57)%
Amortization expense	690	122,002	(121,312)	(99)%
Depreciation expense	1,448	-	1,448	-%
Impairment of intangibles	1,222,580	-	1,222,580	-%
Total Operating Expenses	$3,463,399	$1,424,783	$2,038,616	143%

Officers’ compensation - Officers’ compensation increased $253,463, or 171%, compared to the prior-year period. The increase was primarily attributable to higher executive compensation from the addition of executive leadership personnel and annual compensation increases.

Salaries and wages – Salaries and wages increased $201,882, or 426%, compared to the prior-year period. The increase was primarily attributable to the addition of finance, accounting, and administrative personnel during the current quarter.

Bonuses and incentives – Bonuses and incentives decreased $102,442, or 84%, compared to the prior-year period. The decrease reflects lower performance-based incentive compensation recognized during the current quarter.

Contract labor – Contract labor increased $123,954, or 129%, compared to the prior-year period. The increase was primarily attributable to the engagement of contract operational, finance, accounting, and administrative personnel to support expanded business activities.

Professional Fees - Professional fees decreased $33,387, or 17%, compared to the prior-year period. The decrease was primarily due to lower legal, accounting, and IT support fees incurred during the current quarter.

Insurance - Insurance expense increased $71,407, or 476%, compared to the prior-year period. The increase reflects the addition of corporate insurance policies, including directors’ and officers’ insurance, as well as other business coverage obtained during the current period.

Software Development – Software development expenses increased $529,516, or 695%, compared to the prior-year period. The increase was primarily attributable to expanded software development activities during the current quarter.

Sales support – Sales support expenses decreased $36,667, or 72%, compared to the prior-year period. The decrease reflects reduced sales support activities during the current quarter.

Travel and entertainment – Travel and entertainment expense increased $60,957, or 93%, compared to the prior-year period. The increase was primarily due to increased business travel by senior management and business development personnel.

Advertising and Marketing - Advertising and marketing expense decreased $5,058, or 7%, compared to the prior-year period. The decrease reflects reduced marketing campaigns and promotional activities during the current quarter.

Rent expense – Rent expense increased $51,963, or 250%, compared to the prior-year period. The increase was primarily due to the addition of rent expense from space in the Nashville area recognized during the current quarter.

Office expense - Office expense increased $39,265, or 182%, compared to the prior-year period, reflecting higher general office-related costs associated with expanded operations.

Other - Other expenses decreased $10,379, or 98%, compared to the prior-year period due to decreases in office expense activity over the same period in the prior year.

Stock-based Compensation - Stock-based compensation expense decreased $208,574, or 57%, compared to the prior-year period. The decrease was primarily attributable to the forfeiture and cancellation of certain restricted stock awards during the current quarter.

Amortization expense - Amortization expense decreased $121,312, or 99%, compared to the prior-year period. The decrease was primarily due to the full amortization of previously capitalized software development costs.

Depreciation expense - Depreciation expense increased $1,448 compared to the prior-year period, which had no comparable expense. The increase reflects property and equipment placed in service during the current period.

Impairment of intangibles – Impairment of intangibles increased $1,222,580 compared to the prior-year period. We recognized a $1,222,580 impairment charge during the current quarter related to capitalized in-process software development costs.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the three months ending April 30, 2026 and 2025:

	For the Three Months Ending April 30,
	2026	2025	$ Variance	%Variance

Extinguishment of liabilities	$-	$113,645	$(113,645)	(100)%
Interest expense	-	(6,872)	6,872	100%
Interest income	23,406	7,367	16,039	218%
Total	$23,406	$114,140	$(90,734)	(79)%

Extinguishment of liabilities - Extinguishment of liabilities decreased $113,645 over the same period in the prior year due to holders exchanging 5% Convertible Promissory Notes plus accrued interest through the conversion date at a conversion price of $0.50 per share during 2025, the settlement of the Note Payable to Acorn Management Partners in 2025 offset by a loss for the unamortized issuance costs from Platinum.

Interest Expense - Interest expense decreased $6,872 over the prior year. Interest expense decreased due to the payoff of all outstanding debt.

Interest income - Interest income increased $16,039 for the three months ended April 30, 2026, resulting from interest earned from our outstanding cash balances, compared to $7,367 of interest income during the three months ended April 30, 2025.

Nine Months Ending April 30, 2026 Compared to the Nine Months Ending April 30, 2025

Revenues

We generated revenue of $11,258 during the nine months ended April 30, 2026, compared to no revenue during the nine months ended April 30, 2025. The revenue was generated from contracts with customers for our multimodal AI safety solutions as we began to commercialize our products during the current period.

Cost of Revenue

Cost of revenue was $39,271 during the nine months ended April 30, 2026, compared to no cost of revenue during the nine months ended April 30, 2025. Cost of revenue consists primarily of the direct costs of delivering our solutions during the initial commercialization of our products.

Gross Margin

We recognized a gross margin loss of $28,013 during the nine months ended April 30, 2026, compared to no gross margin during the nine months ended April 30, 2025. The negative gross margin reflects the early stage of our commercialization efforts, during which the direct costs of delivering our initial contracts exceeded the related revenue recognized.

Operating Expenses

The table below presents a comparison of our operating expenses for the nine months ending April 30, 2026 and 2025:

	For the Nine Months Ending April 30,
	2026	2025	$ Variance	%Variance

Officers’ compensation	$1,054,391	$426,082	$628,309	147%
Salaries and wages	555,246	47,335	507,911	1,073%
Bonuses and incentives	61,160	122,645	(61,485)	(50)%
Contract labor	487,726	162,845	324,881	200%
Professional fees	625,406	311,688	313,718	101%
Insurance	244,015	14,997	229,018	1,527%
Software development	626,493	148,791	477,702	321%
Sales support	31,103	50,710	(19,607)	(39)%
Travel and entertainment	306,436	150,750	155,686	103%
Advertising and marketing	143,309	164,040	(20,731)	(13)%
Rent expense	134,071	46,326	87,745	189%
Office expense	147,002	79,180	67,822	86%
Other	55,847	27,851	27,996	101%
Total selling, general & administrative	4,472,205	1,753,240	2,718,965	155%
Stock-based compensation	606,710	1,244,302	(637,592)	(51)%
Amortization expense	2,068	299,953	(297,885)	(99)%
Depreciation expense	10,953	-	10,953	-%
Impairment of intangibles	1,222,580	46,225	1,176,355	2,545%
Total Operating Expenses	$6,314,516	$3,343,720	$2,970,796	89%

Officers’ compensation - Officers’ compensation increased $628,309, or 147%, compared to the prior year period. The increase was primarily attributable to higher executive compensation resulting from the addition of executive leadership personnel and annual compensation increases during the current period.

Salaries and wages – Salaries and wages increased $507,911, or 1,073%, compared to the prior year period. The increase was primarily attributable to the conversion of certain contract personnel to employee status and the addition of finance, accounting, and administrative personnel to support expanded operations during the current period. The Company employed 32 employees as of April 30, 2026, as compared to 32 employees on April 30, 2025.

Bonuses and incentives – Bonuses and incentives decreased $61,485, or 50%, compared to the prior year period. The decrease reflects lower performance-based incentive compensation recognized during the current period.

Contract labor – Contract labor increased $324,881, or 200%, compared to the prior year period. The increase was primarily attributable to the engagement of independent contractors to support operational, administrative, and development initiatives during the current period.

Professional Fees - Professional fees increased $313,718, or 101%, compared to the prior year period. The increase was primarily due to higher legal, accounting, and IT support fees, including costs associated with regulatory compliance and reporting requirements during the current period.

Insurance - Insurance expense increased $229,018, or 1,527%, compared to the prior year period. The increase reflects the addition of corporate insurance policies, including directors’ and officers’ insurance, as well as other business coverage obtained during the current period.

Software Development – Software development expenses increased $477,702, or 321%, compared to the prior year period. The increase was primarily attributable to expanded software development activities during the current period.

Sales support – Sales support expenses decreased $19,607, or 39%, compared to the prior year period. The decrease reflects reduced sales support activities during the current period.

Travel and entertainment – Travel and entertainment expense increased $155,686, or 103%, compared to the prior year period. The increase was primarily due to increased business travel by senior management and expanded business development efforts during the current period.

Advertising and Marketing - Advertising and marketing expenses decreased $20,731, or 13%, compared to the prior year period. The decrease reflects reduced marketing campaigns and promotional activities during the current period.

Rent expense – Rent expense increased $87,745, or 189%, compared to the prior-year period. The increase was primarily due to the addition of leased office space and rent expense from space in the Nashville area during the current period.

Office expense - Office expense increased $67,822, or 86%, compared to the prior year period. The increase reflects higher general office-related costs associated with expanded operations during the current period.

Other - Other expenses increased $27,996, or 101%, compared to the prior year period. The increase reflects higher miscellaneous operating expenses during the current period.

Stock-based Compensation - Stock-based compensation expense decreased $637,592, or 51%, compared to the prior year period. The decrease reflects lower expense recognized during the current period due to the forfeiture, cancellation, or near completion of amortization of certain equity awards granted in prior periods.

Amortization expense- Amortization expense decreased $297,885, or 99%, compared to the prior year period. The decrease was primarily due to the full amortization of previously capitalized software development costs.

Depreciation expense - Depreciation expense increased $10,953 compared to the prior year period, which had no comparable expense. The increase reflects property and equipment placed in service during the current period.

Impairment of intangibles – Impairment of intangibles increased $1,176,355 compared to the prior-year period. We recognized a $1,222,580 impairment charge during the current period related to capitalized in-process software development costs, compared to a $46,225 charge in the prior-year period.

Other Income (Expense)

The table below presents a comparison of our other income (expense) for the nine months ended April 30, 2026 and 2025:

	For the Nine Months Ending April 30,
	2026	2025	$ Variance	%Variance

Extinguishment of liabilities	$-	$113,645	$(113,645)	(100)%
Interest expense	-	(38,509)	38,509	100%
Interest income	132,536	7,367	125,169	1,699%
Total	$132,536	$82,503	$50,033	61%

Extinguishment of liabilities - Extinguishment of liabilities decreased $113,645 over the same period in the prior year due to holders exchanging 5% Convertible Promissory Notes plus accrued interest through the conversion date at a conversion price of $0.50 per share during 2025, the settlement of the Note Payable to Acorn Management Partners in 2025 offset by a loss for the unamortized issuance costs from Platinum.

Interest Expense - Interest expense decreased $38,509 over the same period in the prior year due to a decrease in the average outstanding debt balance during this same period in the prior period.

Interest income - Interest income increased $125,169 for the nine months ended April 30, 2026, resulting from interest earned from our outstanding cash balances, compared to $7,367 of interest income during the nine months ended April 30, 2025.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company had net losses of $6,209,993 for the nine months ended April 30, 2026 and $3,261,217 for the nine months ended April 30, 2025. The Company currently maintains positive working capital; however, recurring losses, an accumulated deficit, and negative cash flows from operations raise substantial doubt regarding the Company’s ability to continue as a going concern.

In view of these matters, our ability to continue as a going concern is dependent upon the continuing marketing and sales of our product to achieve a level of profitability. We intend to finance our future development activities and our working capital needs from the sale of private and public equity securities with possible additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no assurance funding will be available at this time or at acceptable terms, however. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional capital, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The Company expects that its cash and cash equivalents of $1.7 million as of April 30, 2026 will not be sufficient to fund its operating expenses and capital expenditures for the 12 months from the issuance of these financial statements.

Liquidity

The following table summarizes our liquidity position as of April 30, 2026 and July 31, 2025:

	April 30, 2026	July 31, 2025
Cash and cash equivalents	$1,738,472	$7,546,390
Total current assets	2,109,736	7,640,434
Total liabilities	(1,045,233)	(366,011)
Excess of current assets over total liabilities	$1,064,503	$7,274,423

Our total current assets as of April 30, 2026 decreased $5,530,698 as compared to July 31, 2025. The decrease is primarily due to cash used to fund operating expenses and capital expenditures during the current period.

Our total liabilities as of April 30, 2026 increased $679,222 as compared to July 31, 2025. The increase is primarily due to the recognition of operating lease obligations during the current period.

Net Cash Used by Operating Activities

We currently do not have a strong revenue source and will continue to have negative cash flow from operations for the near future. The factors in determining operating cash flows are largely the same as those that affect net earnings, except for non-cash expenses such as depreciation and amortization, stock-based compensation, and impairment of intangibles, which affect earnings but do not affect operating cash flow. Net cash used by operating activities was $4,607,003 for the nine months ending April 30, 2026, as compared to net cash used by operating activities of $1,754,005 for the comparable prior period. The increase in cash used by operating activities is primarily attributable to an increase in operating costs and the payment of accounts payable and accrued expenses, related party items.

Net Cash Used by Investing Activities

Net cash used by investing activities was $1,200,915 for the nine months ended April 30, 2026, consisting of $969,985 of cash paid for the development of intangible assets (capitalized software development costs) and $230,930 of cash paid for capital expenditures, primarily computers and equipment. We did not incur net cash used in investing activities during the comparable prior period.

Net Cash Provided by Financing Activities

The company had no net cash provided by financing activities for the nine months ending April 30, 2026. Net cash provided by financing activities was $9,709,787 for the nine months ending April 30, 2025, and was primarily due to the receipt of proceeds from the sale of our common stock. We are currently undergoing a “friends and family” round of investing and we hope to raise up to $6 million, which we believe will last us at least 12 months.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 1 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2026.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of April 30, 2026.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any market risk sensitive instruments.

Item 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report (the “Evaluation Date”). In conducting its evaluation, management considered the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting.

Our management has concluded that, as of April 30, 2026, our internal control over financial reporting is not effective based on these criteria. Management identified a material weakness related to the concentration of control in a single individual without adequate compensating controls overseeing the approval of the procurement and expense reimbursement process. Management is in the process of developing and implementing controls in place to mitigate those risks going forward.

Based on that evaluation, our Chief Executive Officer has concluded that as of the Evaluation Date we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer, and our Principal Accounting Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to April 30, 2026 and prior to the filing of this Report, the Company issued 1,250,000 unregistered shares of its common stock to an accredited investor in a private “friends and family” capital raise for aggregate gross proceeds of approximately $250,000, at a price of $0.20 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D thereunder. We are continuing this $0.20 round of “friends and family” and expect to raise another $6,000,000 in the near future.

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

Date: June 15, 2026
	By:	/s/ Scott M. Boruff
Scott M. Boruff
President, Chief Executive Officer

SafeSpace Global Corporation

Date: June 15, 2026
	By:	/s/ Scott M. Boruff
Scott M. Boruff
(Principal Accounting Officer)

